Form 10QSB
period 1999-12-31
INVESTAMERICA INC
filed 2000-02-15
CIK 1053253

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended December 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________

                   Commission File Number: 0-26073

                               INVESTAMERICA, INC.
                 (Name of Small Business Issuer in its Charter)

                Nevada                                  87-0400797
    ------------------------------                  -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


                                 1330 Portside Way
                            Salt Lake City, Utah 84123

                    (Address of principal executive offices)

Registrant's telephone numbers:  801-808-6096 (Telephone)
                                 485-658-4833 (Fax)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                           Yes [   ]      No [ X ]

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 50,000,000 shares authorized, 30,522,703 issued and outstanding as of December 31, 1999. Preferred Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of December 31, 1999.

Transactional Small Business Disclosure Format

                            Yes [   ]      No [ X ]

                                INVESTAMERICA, INC.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   2
          Balance Sheet (unaudited)............................   3
          Statements of Operations (unaudited).................   4
          Statements of Cash Flows (unaudited).................   5
          Notes to Financial Statements........................  6-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   11

Item 2.   Changes in Securities and Use of Proceeds............   11
Item 3.   Defaults upon Senior Securities......................   11

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   11

Item 5.   Other Information.....................................  11

Item 6.   Exhibits and Reports on Form 8-K......................  11

Signatures......................................................  12


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

                               INVESTAMERICA,INC.
                                 BALANCE SHEET
                             as at December 31, 1999
                             as at September 30, 1999

BALANCE SHEET


ASSETS
                                                                 Audited
                                          Unaudited            Year Ended
                                 Dec. 31, 1999  Dec 31, 1998  Sept 30, 1999
                                 -------------  ------------  -------------
CURRENT ASSETS:
  Cash                            $ 512,688     $       0


   TOTAL ASSETS                   $ 512,688     $       0
                                  =========================================

LIABILITIES AND STOCKHOLDERS'
         EQUITY (Deficiency)


CURRENT LIABILITIES
   Accounts Payable and
   Accrued Expenses               $    -            674,954      801,036
   Judgement Payable                                           7,372,894
   Notes Payable                                  $ 319,956
                                  ------------------------------------------

TOTAL CURRENT LIABILITIES         $     -          $ 994,910  $8,182,930
                                  ------------------------------------------

STOCKHOLDERS' EQUITY:

Preferred Shares, par value $.001
per share
   Authorized Shares  5,000,000
   Outstanding Shares      None

Common Shares, par value $0.001       30,493         9,791         9,791
Per share

   Authorized 50,000,000
   Outstanding Shares
          9,790,443 - 1998
         30,522,703 - 1999

Additional Paid - In Capital       9,854,530     1,989,840     1,989,840

Accumulated Deficit               (9,372,355)   (2,994,541)  (10,182,561)
                                  ------------------------------------------
   Total Stockholders
         (Deficiency)               (512,688)    (994,910)    (8,182,930)
                                  ------------------------------------------
Total Liabilities and
     Stockholders (Deficiency)    $  512,688   $        -    $         -
                                  ==========================================


The accompanying notes are an integral part of these financial statements.

                         INVESTAMERICA,INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS

STATEMENTS OF INCOME
                                         Unaudited               Audited
                                       For the Quarter       For Fiscal Year
                                      Ended December 31      Ended Sept, 1999
                                    1999            1998

Revenue                           $    -         $     -          $      -

Operating Expenses                     -          60,193          $  256,865
                                  ---------------------------------------------
Loss before other items                          (60,193)           (256,865)

Judgment Against Company - Net

Forgiveness of Indebtedness        810,206             -
                                  ---------------------------------------------

Income Before Provision for
   Federal Income Taxes            810,206             -

Provision for Federal
   Income Taxes                    275,687             -

Tax Benefit from Net Operating
    Loss Carry Forward            (275,687)            -

Judgement Against Company                                         6,991,348

                                  --------------------------------------------

Net Income (Loss)                 $810,206      $  (60,193)    $ (7,248,213)
                                  ============================================
Weighted average
number of common
shares outstanding                20,091,573     9,790,443        9,790,443
                                  -------------------------------------------
Net loss per common share         $      .04      $ (0.01)       $    (0.74)
                                  -------------------------------------------

The accompanying notes are an integral part of these financial statements

                               INVESTAMERICA,INC.
                             STATEMENT OF CASH FLOWS


STATEMENT OF CASH FLOWS

                                         Unaudited             Audited

                                      For the Quarter       For Fiscal Year
                                     Ended December, 31     Ended Sept, 1999
                                     1999        1998
----------------------------------------------------------------------------
Cash Flow From (TO)
Operating Activities

Net Income (Loss)                $ 810,206     $ (60,193)      $(7,248,213)


Adjustment to reconcile
net loss to net cash
provided by operating
activities:                          9,399

(Decrease) Increase in
Judgement Payable               (7,372,894)                      7,372,894

(Decrease) Increase in notes      (810,066)        7,805          (312,181)
payable

(Decrease) Increase in accounts
payable and accrued expenses)            -        52,388          187,500
                               -------------------------------------------
Net cash used by operating
              Activities:       (7,372,754)            -                -
                               -------------------------------------------
Cash Flows from Financing
Activities:

Proceeds from issuance of
Common stock                     7,885,422              -                -
                               --------------------------------------------
Net cash flow from financing
Activities                       7,885,422              -
                              --------------------------------------------

Increase (Decrease) in Cash        512,668              0                0

Cash at Beginning of Year                0              0                0
                               -------------------------------------------
Cash at End of Year            $   512,668          $   0                0
                               ===========================================


The accompanying notes are an integral part of these financial statements.

InvestAmerica, Inc. and Subsidiary
---------------------------------------------------------
Notes to Financial Statements
---------------------------------------------------------
December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Balboa Investments, Inc. (Parent) was organized under the
Laws of the State of Utah on October 20, 1983. The Company changed its Domicile from the State of Utah to the State of Nevada on December 18, 1986. This change in domicile was accomplished by merging the Company into a Nevada corporation created solely for this purpose. In connection with the change in domicile, the Company changed its corporate name from Technology Research Inc., to Balboa Investments, Inc. effective December 18, 1986. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7.

On December 29, 1992, Balboa Investments, Inc. changed its name to Progressive Polymerics International, Inc., (Parent) and acquired all of the issued and outstanding common stock of Progressive Polymerics, Inc., (Subsidiary).

In April of 1997, the Board of Directors of the Company approved a Plan
Of Reorganization, including a partial liquidation of the Company's current assets to a Liquidating Trust in order to effectuate the partial liquidation portion of the Plan. The Liquidating Trust received a transfer of all the assets of the Company subject to the assumption by the Trust of all the Company's liabilities and those being incurred in the Reorganization. The Trust exists solely for the purpose of liquidating the Trust Estate and distributing the proceeds of liquidation to the Shareholders. The Trust served as a temporary vehicle for the maintenance and operation of the Trust Estate, with a view to its liquidation and not the conduct of a continuing business.

On April 17, 1997, the Company reverse-split its Common Stock twenty
(20) old shares for one (1) new share.

On April 17, 1997, the Company acquired 100% of the issued and outstanding capital stock of InvestAmerica, Inc., thereby making it a wholly-owned subsidiary.

On May 14, 1997, the stockholders of the Company approved the merger of InvestAmerica, Inc., a wholly-owned subsidiary, with and into the Company, the survivor of the merger. A change of the Company's name to InvestAmerica, Inc., was also approved.

Principles of Consolidation - The consolidated financial statements Include the accounts of the Company and its wholly-owned subsidiary. All Significant intercompany transactions between the parent and the subsidiary have been eliminated in consolidation.

Cash and Cash Equivalents - For purposes of the statements of cash flow, cash and cash equivalents are defined as demand deposits at banks.

InvestAmerica, Inc. and Subsidiary
---------------------------------------------------------
Notes to Financial Statements
---------------------------------------------------------
December 31, 1999 and 1998


NOTE 2 - NOTES PAYABLE

Demand notes payable were issued for services and expenses. These Notes carry an interest rate of 10% per annum. Accrued interest has Been added to principal balance on notes annually. The Notes were not paid when due, however, they were satisfied by the Company under a settlement agreement with the note holder. See "Note 5--Settlement."

NOTE 3 - INCOME TAXES

Income tax expense, if applicable, includes state taxes currently payable. There are no deferred taxes or benefits arising from timing differences between financial statement and tax a basis income. For the period presented the Company was able to utilize net operating loss carry overs to reduce Federal taxes.

NOTE 4 - STOCK OPTIONS

The Company granted stock options to purchase 6,150,000 shares of Common Stock to Officers, Directors and key personnel. The options were granted On November 24, 1999, and have a five (5) year term, vest monthly over twenty-five (25) months, and have at an exercise price of $1.20 per share.

NOTE 5 - SETTLEMENT

The Company and Mr. Daniel Tepper, a shareholder and former consultant of the Company, entered into a settlement agreement pursuant to which the Company issued 4,740,000 shares of the Company's common stock to Mr. Tepper in exchange for the satisfaction of certain judgments totaling $7,372,894 obtained by Mr.
Tepper against the Company. The judgments related to claims which arose prior to current management obtaining control of the Company, including claims for money due under notes payable and for services rendered to this Company. The settlement agreement included mutual releases.

InvestAmerica, Inc. and Subsidiary
---------------------------------------------------------
Notes to Financial Statements
---------------------------------------------------------
December 31, 1999 and 1998



NOTE 6 - ACQUISITIONS AND INVESTMENTS

During the Quarter, the Company signed an Agreement to purchase Oakbay
Trading Limited, a BVI corporation ("Oakbay"),which is the sole stockholder of Optica Communications, Inc. a British Columbia corporation, ("Optica Canada") and Optica Communications, Inc., a Nevada corporation ("Optica USA"). Optica Canada and Optica USA are start-up companies that are endeavoring to become a leading supplier of managed dark fiber and innovative band-with services on a global basis. Under the terms of the Agreement, Oakbay will become a wholly-owned subsidiary of the Company and the current stockholders of Oakbay Limited will acquire control of the Company through the issuance of Preferred Stock that is convertible into common stock of the Company.

The Company has entered into an agreement to invest $5,000,000 for 833,333 Preferred shares of Omnigon International, Inc., ("Omnigon"). Omnigon, a private company, is constructing an advanced global network to offer proprietary value added communications services.

The Company has signed a letter of intent to acquire through a newly formed wholly-owned subsidiary all of the issued and outstanding shares of Zed Data Systems Corp., a British Columbia corporation ("Zed"), for a cash payment of $5,000,000 and the issue of shares of the subsidiary exchangeable for 15,000,000 common shares of the Company. Douglas Smith, President of the Company, is the sole owner and President of Zed. Zed is a value added reseller of data communications equipment. It sells products and services for equipment supplied by several manufacturers, including Cisco Systems and Fore Systems. During the quarter ended November 30, 1999, Zed had sales of approximately $3,750,000 and income from operations before taxes of approximately $225,000.


NOTE 7 - SHAREHOLDER'S EQUITY

SHAREHOLDER'S EQUITY

                                Common Stock        Additional
                                ------------        paid-in
Accumulated
                              Shares     Amount     Capital      Deficit
                              ------     ------    ----------    -------
Balances,
    September 30, 1998       9,790,443  $ 9,791   $1,989,840    $ (2,934,348)

 Net(Loss) For the Quarter
     Ended Dec. 31, 1998                                             (60,193)
                             -------------------------------------------------
                              9,790,443  $ 9,791   $1,989,840    $ (2,994,541)
                             =================================================


Balances,
     September 30, 1999       9,790,443  $ 9,791   $1,989,840    $(10,182,561)

(A) Sale and Issuance of
Common Stock in a Private
Placement                    15,992,260   15,962      496,566              -


Stock Issued in Lieu of Cash
Payment on Judgement
Against the Company           4,740,000    4,740    7,368,154              -

Net Income For the Quarter
Ended Dec 31, 1999                                                    800,637
                             -------------------------------------------------
Balances, Dec 31, 1999       30,522,703  $30,523   $9,854,530    $ (9,372,355)
                             =================================================



(A) During the Quarter, the Company sold and issued 15,992,260 shares for $512,528 (avg. $.032 per share)

NOTE 8 - SUBSEQUENT EVENT

In order to further capitalize the Company, a Private Placement stock offering was made, subsequent to December 31, 1999, in reliance upon an exemption from registration requirements, pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D of the Act. The Company raised approximately three million ($3,000,000) dollars through this Private Placement from approximately four (4) individuals. The terms of this Private Placement was as follows: Approximately, six hundred twenty-five thousand (625,000) shares of common stock were issued at a twenty percent discount to the company's stock price of $6.00 per share, i.e., $4.80 per share with one warrant per share issued. These warrants have a one (1) year term and have an exercise price of $3.00 per share. Additionally, to further capitalize the Company, the Company borrowed the sum of two million ($2,000,000) dollars from private sources (one of whom is an affiliate of the Company), with the interest payable at twelve (12) percent per year. The Note has a five year term, and is payable in five equal annual installments.


In February, 2000, Optica entered into employment agreements with three (3) individuals under which, among other things, each individual has been granted an option to acquire one million (1,000,000) shares of the Company's common stock and will be issued one hundred thousand (100,000) shares of the Company's common stock. The options have a five year term, an exercise price of $5.25 per share, and vest in monthly installments over two years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

InvestAmerica, Inc. (the "Company") was originally incorporated on October 20, 1983 as Balboa Investments, Inc. under the laws of the State of Utah to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. After a number of name changes as described in " Business Development, Organization and Acquisition Activities," on or about May 14, 1997, the Company changed its name to InvestAmerica, Inc.

The Company has been in the developmental stage since inception and has no principal operations to date. Other than issuing shares to its shareholders, the Company never commenced any operational activities.
As such, the Company's sole purpose during the past six months was to locate a merger or acquisition opportunity with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose described below under "Item 2 - Plan of Operation."

The Company has no operations and in accordance with SFAS #7, is considered a development stage company.

Going Concern - The Company experienced operating losses for the period ended December 31, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The  Company  adopted  the  provisions  of  Statement
Of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities
With complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

During the quarter, the Company signed an Agreement to purchase Oakbay Trading Limited, a BVI corporation ("Oakbay"),which is the sole stockholder of Optica Communications, Inc. a British Columbia corporation ("Optica Canada"), and Optica Communications, Inc., a Nevada corporation ("Optica USA"). Optica Canada and Optica USA are start-up companies that are endeavoring to become a leading supplier of managed dark fiber and innovative band-with services on a global basis. Under the terms of the Agreement, Oakbay will become a wholly-owned subsidiary of the Company and the current stockholders of Oakbay Limited will acquire control of the Company through the issuance of Preferred Stock, that is convertible into common stock of the Company.

Results of Operations

As of December 31, 1999, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any material revenues over the next twelve (12) months, unless it consummates the acquisitions described under "Plan of Operation" below. Due to a Forgiveness of Indebtedness, the Company showed net income for the Quarter of $810,206. This represented a net income of $0.04 per common share.

Plan of Operation

On November 22, 1999 the Company signed an Agreement with Oakbay Trading Limited, a BVI corporation ("Oakbay"), which is the sole stockholder of Optica Communications, Inc., a British Columbia corporation ("Optica Canada") and Optica Communications, Inc., a Nevada corporation ("Optica USA"). The term "Optica" as used herein shall mean collectively Oakbay, Optica
Canada and Optica USA. Optica is endeavoring to become a leading supplier of managed dark fiber and innovative band-with servies on a global basis.

The Company has entered into an agreement to invest $5,000,000 for 833,333 Preferred shares of Omnigon International, Inc., ("Omnigon"). Omnigon, a private company, is constructing an advanced global network to offer proprietary value added communications services.

The Company has signed a letter of intent to acquire through a newly formed wholly-owned subsidiary all of the issued and outstanding shares of Zed Data Systems Corp., a British Columbia corporation ("Zed"), for a cash payment of $5,000,000 and the issue of shares of the subsidiary exchangeable for 15,000,000 common shares of the Company. Douglas Smith, President of the Company, is the sole owner and President of Zed. Zed is a value added reseller of data communications equipment. It sells products and services for equipment supplied by several manufacturers, including Cisco Systems and Fore Systems. During the quarter ended November 30, 1999, Zed had sales of approximately $3,750,000 and income from operations before taxes of approximately $225,000.

In order to further capitalize the Company, a Private Placement stock offering was made, subsequent to December 31, 1999, in reliance upon an exemption from registration requirements, pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D of the Act. The Company raised approximately three million ($3,000,000) dollars through this Private Placement from approximately four (4) individuals. The terms of this Private Placement was as follows: Approximately, six hundred twenty-five thousand (625,000) shares of common stock were issued at a twenty percent discount to the company's stock price of $6.00 per share, i.e., $4.80 per share with one warrant per share issued. These warrants have a one (1) year term and have an exercise price of $3.00 per share. Additionally, to further capitalize the Company, the Company borrowed the sum of two million ($2,000,000) dollars from private sources (one of whom is an affiliate of the Company), with the interest payable at twelve (12) percent per year. The Company has five (5) years to repay this Note.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION.

This Report contains forward-looking statements, which are generally identified by words such as "may", "should", "seeks", "believes", "expects", "intends", "estimates", "projects", "strategy" and similar expressions. Those statements may include statements regarding the intent, belief, expectation, strategies or projections of the registrant and its management at the time. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the registrant's control, include, but are not limited to, the uncertainty of potential manufacturing difficulties, the dependence on key personnel, the possible impact of competitive products and pricing, the registrant's continued ability to finance its operations, general economic conditions and the achievement and maintenance of profitable operations and positive cash flow.

We caution readers that these forward-looking statements speak only as of the date hereof. We hereby expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which such statement is based.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See "Note 5--Settlement."

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

See Exhibit 10.1, InvestAmerica, Inc., 1999 Stock Option Plan.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InvestAmerica, Inc.

/s/ Douglas E. Smith
-----------------------
Douglas E. Smith
President and Chairman

Date: February 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

InvestAmerica, Inc.

/s/ Brian A. Kitts
------------------------
Brian A. Kitts, Secretary
Date:  February 15, 2000