Form 10QSB
period 2000-03-31
INVESTAMERICA INC
filed 2000-05-15
CIK 1053253

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

                   Commission File Number: 0-28303

                          INVESTAMERICA, INC.
      ----------------------------------------------------
      (Exact name of Small Business Issuer as specified in its Charter)

                Nevada                                  87-0400797
    ------------------------------                  -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                    1776 Park Avenue, #4, Park City, Utah  84060
                    --------------------------------------------
                      (Address of principal executive offices)

                                435-615-8801
                         --------------------------
                        (Issurer's telephone number

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes [ X ]      No [  ]

State the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 50,000,000 shares authorized, 31,168,857 issued and outstanding as of March 31, 2000. Preferred
Stock, $0.001 par value per share, 5,000,000 shares authorized, 450,000 shares of Series A Convertible Preferred Stock issued and outstanding as of March 31, 2000.

Transactional Small Business Disclosure Format

                                           Yes [   ]      No [ X ]

                                INVESTAMERICA, INC.
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Auditor's Review Letter..................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited). ...............   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14
Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   14

Item 5.   Other Information.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................  14

Signatures......................................................  15

                                      2
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

BRAVERMAN & COMPANY
Certified Public Accountants

BRAVERMAN & COMPANY
Certified Public Accountants
23679 Calabasas Road # 149,
Calabasas CA 91302


To:	The Board of Directors and Shareholders of InvestAmerica, Inc.
   	Park City, Utah


We have reviewed the accompanying balance sheets of InvestAmerica, Inc., as of March 31, 2000, and the related statements of income and cash flow for the six months then ended in accordance withe standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of InvestAmerica, Inc.

A review principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made of the accompanying financial statements in order for them to be in conformity with generally accepted accounting standards.

May 10, 2000
Braverman & Company

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Consolidated Balance Sheets
------------------------------------

BALANCE SHEET

                                      March, 31             September 30
                                      ---------             ------------
                                      2000                  1999
                                      (Unaudited)           (Audited)
Assets
Current Assets:
   Cash                               $     326,502          $           -
   Investment                             5,000,000                      -
   Stock Subscription Receivable            800,000                      -
                                      ------------------------------------
             Total Current Assets         6,126,502                      -
Office Equipment                              1,100                      -
                                      ------------------------------------
Total Assets                          $   6,127,602          $           -
                                      ====================================
Liabilities and Stockholders'
    Equity (Deficiency)
Current Liabilities:
   Accounts Payable and
Accrued Expenses                      $      12,409          $    810,036
   Judgement Payable                              -             7,372,894
   Due on Investment                      1,000,000                     -
   Notes Payable                             21,020
                                      -----------------------------------
       Total Current Liabilities          1,033,429             8,182,930
                                      -----------------------------------
   Long-Term Debt - Officer:              2,000,000                     -
                                      -----------------------------------
Stockholders' Equity:
Preferred Shares par value
$.001 per share
  Authorized Shares   5,000,000
  Outstanding Shares    450,000                 450                     0
Common Shares, par value
$.001 per share
  Authorized Shares   50,000,000
  Outstanding Shares   9,790,443 - 1999
                      31,168,857 - 2000      31,118                 9,791

   Additional Paid - In Capital          14,503,905             1,989,840
   Accumulated Deficit                  (11,441,300)          (10,182,561)
                                      ------------------------------------
Total Stockholders (Deficiency)
   Equity                                 3,094,173            (8,182,930)
                                      ------------------------------------
Total Liabilities and
Stockholders (Deficiency) Equity      $   6,127,602          $           -
                                      ====================================

The accompanying notes are an integral part of the consolidated financial statements.

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Consolidated Statements of Income
------------------------------------
(Unaudited)



STATEMENTS OF INCOME

                                  Six Months                 Three months
                                Ended March 31,             Ended March 31,
                                ---------------             ---------------
                             2000            1999          2000        1999

Revenue                  $         -    $         -    $        -    $        -
Operating Expenses         2,068,975        258,191       218,945      122,417
                         ------------------------------------------------------
Loss from Operations      (2,068,975)      (258,191)     (218,945)    (122,417)
Judgement Against
    the Company                    -     (7,372,894)            -            -
Forgiveness of
    Indebtedness             810,206              -       810,206            -
                         ------------------------------------------------------
Income (Loss)Before
    Provision for
    Federal Income Taxes  (1,258,769)    (7,631,085)      591,261            -
Provision for Federal
    Income Taxes             106,570              -       196,867            -
Tax Benefit from Net
   Operating Loss
   Carry Forward            (106,570)             -      (196,867)           -
                         ------------------------------------------------------
Net Income (Loss)        $(1,258,769)   $ (7,631,085)  $  591,261    $(122,417)
                         ======================================================
Weighted average
   common shares
   outstanding            20,469,073       9,790,443   16,783,001    9,790,443
                         -----------------------------------------------------
Net Income (Loss)
per common share         $     (.06)    $      (.78)   $      .04    $   (.01)
                         -----------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

InvestAmerica, Inc. and Subsidiaries
-------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------


STATEMENTS OF CASH FLOWS


                                      For the Six Months   For the Year Ended
                                        Ended March, 31       September 30
                                        ---------------       ------------
                                          (Unaudited)         (Audited)
                                           2000               1999
Cash Flows (To) Operating Activities:
   Net (Loss)                              $  (1,258,769)     $  (122,417)
   Adjustments to reconcile
   net income to net cash
     provided by operating activities:
     (Decrease) in judgement payable          (7,372,894)               -
     (Decrease) in notes payable                (789,046)           7,805
     (Decrease) Increase in
         accounts payable
         and accrued expenses                     12,409          114,612
                                           ------------------------------
Net cash used by operating activities         (9,408,300)               -
                                           ------------------------------

Cash Flows from Investing Activities:
   Expenditure for equipment                      (1,100)               -
   Increase in investment                     (5,000,000)               -
   Increase in amount due on investment        1,000,000                -
                                           ------------------------------
Net cash used in investing activities         (4,001,100)               -
                                           ------------------------------
Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt    2,000,000                -
   (Increase) in Stock
         Subscription Receivable                (800,000)               -
   Proceeds from issuance of
         common stock                         12,535,452                -
   Proceeds from issuance of
         preferred stock                             450                -
                                           ------------------------------
Net cash provided by financing activities     13,735,902                -
                                           ------------------------------

Increase in Cash                                 326,502                0
Cash at Beginning of Year                              0                0
                                           ------------------------------
Cash at End of Year                        $     326,502      $         0
                                           ==============================

The accompanying notes are an integral part of the consolidated financial statements.

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Notes to Financial Statements
------------------------------------

March 31, 2000


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Balboa Investments, Inc. (Parent) was organized under the laws of the State of Utah on October 20, 1983. The Company changed its domicile from the State of Utah to the State of Nevada on December 18, 1986. This change in domicile was accomplished by merging the Company into a Nevada corporation created solely for this purpose. In connection with the change in domicile, the Company changed its corporate name from Technology Research, Inc., to Balboa Investments, Inc. effective December 18, 1986.

On December 29, 1992, Balboa Investments, Inc. changed its name to Progressive Polymerics International, Inc., (Parent) and acquired all of the issued and outstanding common stock of Progressive Polymerics, Inc. (Subsidiary).

On April 17, 1997, the Company reverse-split its Common Stock twenty (20) old shares for one (1) new share.

On April 17, 1997, the Company acquired 100% of the issued and outstanding capital stock of InvestAmerica, Inc., thereby making it a wholly-owned subsidiary.

On May 14, 1997, the stockholders of the Company approved the merger of InvestAmerica, Inc., with and into the Company, with the Company the survivor of the merger. A change of the Company's name to InvestAmerica Inc., was also approved.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly - owned subsidiaries. All significant intercompany transactions between the parent and the subsidiary have been eliminated in the consolidation process.

Cash and Cash Equivalents - For purposes of the statement of cash flows, cash and cash equivalents are defined as demand deposits at banks.

Office Equipment - Office equipment is stated at cost. The cost of additions and substantial improvements to property, plant and equipment is capitalized. The cost of maintenance and repairs of property, plant and equipment is charged to operating expenses. Property, plant and equipment is depreciated using straight-line methods over their estimated economic lives, generally ranging from 3 to 10 years.

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Notes to Financial Statements
------------------------------------

March 31, 2000


Earnings Per Share - Basic earnings per share is calculated on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and the potential conversion of the preferred securities where the conversion of such instruments would be dilutive.

Use of Estimates - The consolidated financial statements of the Corporation include estimates and assumptions regarding certain assets, liabilities, revenues and expenses. Actual results may differ from such estimates.



NOTE 2  - NOTES PAYABLE

Notes payable were issued against the borrowed capital used for the purchase of an equity position in Omnigon International, Inc. These notes carry an interest rate of 12% per annum. Accrued interest has been added to the principal balance on notes annually.

NOTE 3  -  INCOME TAXES

Income tax expense, if applicable, includes state taxes currently payable. There are no deferred taxes or benefits arising from timing differences between financial statement and tax basis income. For the period presented the Company was able to utilize net operating loss carryovers to reduce Federal taxes.

NOTE 4  -  STOCK OPTIONS

The Company granted stock options to purchase 6,150,000 shares of Common Stock to Officers, Directors and key personnel. The options were granted November 24, 1999, have a five (5) year term, vest monthly over twenty five (25) months, and have an exercise price of $1.20 per share. Options to purchase an aggregate of an additional 3,000,000 shares were granted on February 8, 2000, to three employees. (See Note 9)

NOTE 5  -  SETTLEMENT

Daniel Tepper, a shareholder and former consultant of the Company, entered into a Settlement Agreement pursuant to which the Company issued 4,740,000 shares of Common Stock to Mr. Tepper in exchange for the satisfaction of certain judgements totaling $7,372,894 obtained by Mr. Tepper against the Company. The judgements related to claims which arose prior to current management obtaining control of the Company, included claims for money due under notes payable and for services rendered to the Company. The Settlement Agreement included mutual releases.

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Notes to Financial Statements
------------------------------------

March 31, 2000


NOTE 6  -  ACQUISITIONS AND CHANGE OF CONTROL

On November 22, 1999, the Company entered into an Agreement (the "Acquisition Agreement") with Optica Communications International, Inc., (f/k/a Oakbay Trading Limited), a British Virgin Islands corporation ("Optica"), and the shareholders of Optica pursuant to which the Company acquired all of the issued and outstanding stock of Optica (the "Optica Acquisition"). The shares of Optica were acquired in consideration for 450,000 shares of the Company's Series A Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"). The transaction was consummated on March 15, 2000, but had an effective date of November 24, 1999. Optica is the sole stockholder of Optica Communications, Inc., a British Columbia corporation ("Optica Canada") and Optica Communications, Inc., a Nevada corporation ("Optica USA"). Optica Canada and Optica USA are start-up companies endeavoring to become a leading suppliers of managed dark fiber and innovative band-width services on a global basis. As a result of the Optica Acquisition, Optica is a wholly-owned subsidiary of the Company. As described below, the former stockholders of Optica have acquired control of the company through the issuance to them of Series A Preferred Stock, that is convertible into Common Stock of the Company.

Each share of Series A Preferred Stock is currently convertible into 185 shares of Common Stock. Therefore, an aggregate of 83,250,000 shares of Common Stock are issuable upon the conversion of all the Series A Preferred Stock. In addition, each share of Series A Preferred Stock currently has 185 votes (an aggregate of 83,250,000 votes for all of the outstanding Series A Preferred Stock), voting together with the holders of Common Stock as a single class. Based on the 31,168,857 shares of Common Stock currently issued and outstanding, the holders of Series A Preferred Stock would own approximately 73% of the Company's outstanding Common Stock upon conversion of the Series A Preferred Stock (without giving effect to any currently outstanding options). Therefore, the issuance of the Series A Preferred Stock resulted in a change in control of the Company.

The Company has signed a letter of intent to acquire through a newly formed wholly-owned subsidiary all to the issued and outstanding shares of Zed Data Systems Corp., A British Columbia corporation ("Zed"), for a cash payment of $5,000,000 and the issue of shares of the subsidiary exchangeable for 15,000,000 common shares of the Company. Douglas Smith, President of the Company, is the sole owner and President of Zed. Zed is a value added reseller of data communications equipment. It sells products and services for equipment supplied by several manufacturers, including Cisco Systems and Fore Systems. During the quarter ended February 29, 2000, Zed had sales of approximately $ 2,867,977 and income from operations before taxes of approximately $ 132,368.

NOTE 7  - INVESTMENT

The Company has committed to invest $5,000,000 for 833,333 Preferred shares of Omnigon International, Inc. ("Omnigon"). Omnigon, a private company, is constructing an advanced global network to offer proprietary value added communications services. $4,000,000 has been invested to date.

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Notes to Financial Statements
------------------------------------

March 31, 2000


NOTE 8 - PRIVATE PLACEMENT AND LONG-TERM DEBT

In order to further capitalize the Company, a Private Placement stock offering was made, subsequent to December 31, 1999, in reliance upon an exemption from registration requirements, pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D of the Act. The Company raised three million ($3,000,000) dollars through this Private Placement from four (4) individuals. The terms of this Private Placement were as follows: Six hundred twenty-five thousand (625,000) shares of common stock were issued at a twenty percent (20%) discount to the Company's stock price at $6.00 per share, i.e., $4.80 per share with one (1) warrant per share issued. The warrants have a one (1) year term at an exercise price of $3.00 per share. Additionally, to further capitalize the Company, the Company borrowed the sum of two million ($2,000,000) dollars from private sources (one of whom is an affiliate of the Company), with the interest payable at twelve percent (12%) per year. The note has a five (5) year term, and is payable in five equal annual installments.

NOTE 9 - STOCK BASED COMPENSATION

The Company, through Optica Canada, entered into employment agreements with three (3) individuals under which, among other things, each individual was granted an option to acquire one million (1,000,000) shares of the Company's common stock. The options have a five year term, an exercise price of $5.25 per share, and vest in monthly installments over two years.

The Company, through Optica Canada, under terms of employment agreements with three (3) individuals, issued three hundred thousand (300,000) shares of the Company's Common Stock as compensation.

The Company measures compensation costs for these plans using the intrinsic value-based method of accounting as allowed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123).  Accordingly, no compensation cost has been recognized.

NOTE 10 - SUBSEQUENT EVENT

Based on the number of shares of Common shares that are issuable upon conversion of the Series A Preferred Stock, the Company does not have sufficient number of authorized Common shares available. The Board of Directors of the Company has approved an amendment to the Company's Articles of Incorporation to increase the number of authorized Common shares from 50,000,000 shares to 200,000,000 shares. Such an amendment is subject to approval by the shareholder's of the Company. Management has indicated the Company will call a Special Meeting of Shareholders in the near future to consider and vote upon the amendment. The right of conversion of the Series A Preferred Stock cannot be exercised by all current preferred shareholders until such time as the Company increases its authorized common shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

From April 1997, when the Company approved a Plan of Reorganization, through March 15, 2000, when the Company closed the Optica Acquisition, the Company has had no material operations and no revenue from operations. During said period, the Company's sole purpose was to consummate a merger or acquisition opportunity with a private entity.

Going Concern - The Company experienced operating losses for the period ended March 31, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

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


Results of Operations

As a result of the Optica Acquisition, the principal operations of the Company are being conducted through Optica and its subsidiaries. During the fiscal year ended September 30, 1999 and the six month period ended March
31, 2000, the Company did not generate any material revenues. The Company does not expect to generate any revenues until its "Optica" business plan becomes operational, which is not anticipated to occur within the next twelve months.

The Company had a $1,258,769 loss for the first six months of this fiscal year. This compares to a loss of $7,631,085 for the same period last year. The decrease in loss was due to a $7,372,894 judgement against the Company for the same period last year which was settled during the current period for the issuance of stock. (See "Financial Note - 5"). The Company reported a net loss of $0.06 per common share for the first six months of this fiscal year as compared to a net loss of $0.78 for the same period last year.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been the sale of shares of common stock from shareholders. An original stock offering was made in order to further capitalize the Company, a Private Placement stock offering was made, subsequent to December 31, 1999, in reliance upon an exemption from registration requirements, pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D of the Act. The Company raised three million ($3,000,000) dollars through this Private Placement from four (4) individuals. The terms of this Private Placement were as follows: Six hundred twenty-five thousand (625,000) shares of common stock were issued at a twenty percent (20%) discount to the Company's stock price at $6.00 per share, i.e., $4.80 per share with one (1) warrant per share issued. The warrants have a one (1) year term at an exercise price of $3.00 per share. Additionally, to further capitalize the Company, the Company borrowed the sum of two million ($2,000,000) dollars from private sources (one of whom is an affiliate of the Company), with the interest payable at twelve percent (12%) per year.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K.

The Company filed a current report on Form 8-K during the Quarter ended March 31, 2000. The Current Report, dated March 31, 2000, subsequently amended on April 17, 2000, containing information pursuant to Item 1, "Changes in Control of Registrant," Item 2, "Acquisition or Disposition of Assets," and
Item 7, "Financial Statements, Pro-Forms Financial Information and Exhibits."

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InvestAmerica, Inc.

/s/ Douglas E. Smith
-----------------------
Douglas E. Smith
President and Chairman

Date: May 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

InvestAmerica, Inc.

/s/ Brian A. Kitts
------------------------
Brian A. Kitts, Secretary
Date:  May 12, 2000