Form 10QSB
period 2000-06-30
INVESTAMERICA INC
filed 2000-08-14
CIK 1053253

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

                   Commission File Number: 0-28303

                          INVESTAMERICA, INC.
      ----------------------------------------------------
      (Exact name of Small Business Issuer in its Charter)

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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                           Yes [ X ]      No [  ]

State the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 50,000,000 shares authorized, 31,168,857 issued and outstanding as of June 30, 2000. Preferred
Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, 450,000 Series A Convertible issued nor outstanding as of June 30, 2000.

Transactional Small Business Disclosure Format

                                           Yes [   ]      No [ X ]

                                INVESTAMERICA, INC.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Auditor's Review Letter..................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited). ...............   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   14

Item 5.   Other Information....................................   14

Item 6.   Exhibits and Reports on Form 8-K.....................   14

Signatures.....................................................   15

                                      2
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The reviewed financial statements of registrant for the nine months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                             BRAVERMAN & COMPANY
                        Certified Public Accountants


To:   The Board of Directors and Shareholders of InvestAmerica, Inc.
Park City, Utah


We have reviewed the accompanying balance sheets of InvestAmerica, Inc., as of June 30, 2000, and the related statements of income and cash flow for the nine months then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of InvestAmerica, Inc.

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


August 9, 2000
Braverman & Company

23679 Calabasas Road # 149,
Calabasas CA 91302

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Consolidated Balance Sheets
------------------------------------

BALANCE SHEET

                                      June, 30              September 30
                                        2000                    1999
                                      --------              ------------
                                     (Unaudited)             (Audited)
------------------------------------------------------------------------
Assets
Current Assets:
   Cash                               $     318,121          $           -
   Investment                             4,000,000                      -
   Stock Subscription Receivable            600,000                      -
                                      ------------------------------------
             Total Current Assets         4,918,121                      -
Office Equipment and Website,
   Net of Accumulated Depreciation           36,421                      -
                                      ------------------------------------
Total Assets                          $   4,954,542          $           -
                                      ====================================
Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
   Accounts Payable and
      Accrued Expenses                $      27,874          $    810,036
   Judgement Payable                              -             7,372,894
   Notes Payable                             21,020
                                      -----------------------------------
       Total Current Liabilities             48,894             8,182,930
                                      -----------------------------------
   Long-Term Debt - Officer:              1,981,621                     -
                                      -----------------------------------
Stockholders' Equity:
Preferred Shares par value
$.001 per share
  Authorized Shares   5,000,000
  Outstanding Shares    450,000                 450                     0
Common Shares, par value
$.001 per share
  Authorized Shares   50,000,000
  Outstanding Shares   9,790,443 - 1999
                      31,168,857 - 2000      31,118                 9,791

   Additional Paid - In Capital          14,503,905             1,989,840
   Accumulated Deficit                  (11,641,446)          (10,182,561)
                                      ------------------------------------
Total Stockholders (Deficiency)
   Equity                                 2,924,027            (8,182,930)
                                      ------------------------------------
Total Liabilities and
   Stockholders (Deficiency) Equity   $   4,954,542          $           -
                                      ====================================

The accompanying notes are an integral part of the consolidated financial statements.

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Consolidated Statements of Income
------------------------------------
(Unaudited)



STATEMENTS OF INCOME

                                 Nine Months                 Three months
                                Ended June 30               Ended June 30
                                ---------------             --------------
                             2000            1999          2000        1999

Revenue                  $         -    $         -    $        -    $        -
Operating Expenses         2,239,091        389,838       170,116      131,647
                         ------------------------------------------------------
Loss from Operations      (2,239,091)      (389,838)     (170,116)    (131,647)

Judgement Against the
    Company                        -     (7,372,894)            -            -
Forgiveness of
    Indebtedness             810,206              -             -            -
                         ------------------------------------------------------
Net (Loss)               $(1,428,885)   $(7,762,732)  $ (170,116)    $(131,647)
                         ======================================================
Weighted average
   common shares
   outstanding            20,469,073       9,790,443   16,783,001    9,790,443
                         -----------------------------------------------------
Net Income (Loss)
per common share         $     (.07)    $      (.79)   $     (.01)   $   (.01)
                         -----------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

InvestAmerica, Inc. and Subsidiaries
-------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------


STATEMENTS OF CASH FLOWS


                                     For the Nine Months  For the Year Ended
                                        Ended March, 31       September 30
                                        ---------------       ------------
                                          (Unaudited)         (Audited)
                                              2000              1999

Cash Flows (To) Operating Activities:
   Net (Loss)                              $  (1,428,885)     $  (122,417)
   Adjustments to reconcile
   net income to net cash
     provided by operating activities:
     (Decrease) in judgement payable          (7,372,894)               -
     (Decrease) in notes payable                  21,020            7,805
     (Decrease) Increase in
         accounts payable
         and accrued expenses                   (782,162)         114,612
                                           ------------------------------
Net cash used by operating activities         (9,561,883)               -
                                           ------------------------------

Cash Flows from Investing Activities:
   Expenditure for equipment                     (37,459)               -
   Increase in investment                     (4,000,000)               -
                                           ------------------------------
Net cash used in investing activities         (4,037,459)               -
                                           ------------------------------
Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt    1,981,621                -
   (Increase) in Stock
         Subscription Receivable                (600,000)               -
   Proceeds from issuance of
         common stock                         12,535,392                -
   Proceeds from issuance of
         preferred stock                             450                -
                                           ------------------------------
Net cash provided by financing activities     13,917,463                -
                                           ------------------------------

Increase in Cash                                 318,121                0
Cash at Beginning of Year                              0                0
                                           ------------------------------
Cash at End of Year                        $     318,121      $         0
                                           ==============================

The accompanying notes are an integral part of the consolidated financial statements.

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Notes to Financial Statements
------------------------------------

June 30, 2000


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

June 30, 2000


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

NOTE 3  -  STOCK OPTIONS

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

NOTE 4  -  SETTLEMENT

Daniel Tepper, a shareholder and former consultant of the Company, entered into a Settlement Agreement pursuant to which the Company issued 4,740,000 restricted shares of Common Stock to Mr. Tepper in exchange for the satisfaction of certain judgements totaling $7,372,894 obtained by Mr. Tepper against the Company. The judgements related to claims which arose prior to current management obtaining control of the Company, included claims for money due under notes payable and for services rendered to the Company. The Settlement Agreement included mutual releases.

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Notes to Financial Statements
------------------------------------

June 30, 2000


NOTE 5  -  ACQUISITIONS AND CHANGE OF CONTROL

The Company has signed an agreement (on July 7, 2000) to acquire through a newly formed wholly-owned subsidiary all to the issued and outstanding shares of Zed Data Systems Corp., A British Columbia corporation ("Zed"), for a cash payment of $5,000,000 and the issue of shares of the subsidiary exchangeable for 15,000,000 common shares of the Company. Douglas Smith, President of the Company, is the sole owner and President of Zed. Zed is a value added reseller of data communications equipment. It sells products and services for equipment supplied by several manufacturers, including Cisco Systems and Fore Systems. Zed had sales of approximately $ 6,800,000 and income from operations before taxes of approximately $ 245,000 for nine months ended May 31, 2000.

NOTE 6  - INVESTMENT

The Company has committed to invest $4,000,000 for 666,667 Preferred shares of Omnigon International, Inc. ("Omnigon"). Omnigon, a private company, is constructing an advanced global network to offer proprietary value added communications services. $4,000,000 has been invested to date.

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Notes to Financial Statements
------------------------------------

June 30, 2000


NOTE 7 - PRIVATE PLACEMENT AND LONG-TERM DEBT

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

NOTE 8 - STOCK BASED COMPENSATION

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

NOTE 9 - SUBSEQUENT EVENT

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

On July 7, 2000, the Company signed an agreement to acquire through a newly formed wholly-owned subsidiary all to the issued and outstanding shares of Zed Data Systems Corp., A British Columbia corporation ("Zed"), for a cash payment of $5,000,000 and the issue of shares of the subsidiary exchangeable for 15,000,000 common shares of the Company. Douglas Smith, President of the Company, is the sole owner and President of Zed. Zed is a value added reseller of data communications equipment. It sells products and services for equipment supplied by several manufacturers, including Cisco Systems and Fore Systems.

Going Concern - The Company experienced operating losses for the period ended June 30, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

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


Results of Operations

As a result of the Optica Acquisition, the principal operations of the Company are being conducted through Optica and its subsidiaries. During the Fiscal year ended September 30, 1999 and the nine month period ended June
30, 2000, the Company did not generate any material revenues. The Company does not expect to generate any revenues until its "Optica" business plan becomes operational, which is not anticipated to occur within the next twelve months.

The Company had a $1,4,28,885 loss from operations for the first nine months of this fiscal year. This compares to a loss of $7,762,732 for the same period last year. The decrease in loss was due to a $7,372,894 judgement against the company for the same period last year. (See "Financial Note - 4"). The Company had a net loss of $170,116 for the Third Quarter, ending June 30, 2000. This compares to a loss of $ $131,647 for the same period last year. This increase in net loss came from increased operating expenses. This represented a net loss of $0.01 per common share for the Third Quarter ended June 30, 2000 and a net loss of $0.07 per common share for the first nine months of this fiscal year.

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

See "Note 4--Settlement."

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K.

The Company filed Form 8-K during the Second Quarter ended June 30, 2000. The Current Report, dated March 31, 2000, and subsequently Amended, dated April 17, 2000 on Form 8-K containing information pursuant to Item 1, "Changes in Control of Registrant," pursuant to Item 2, "Acquisition or Disposition of Assets," pursuant to Item 7, "Financial Statements, Pro-Forms Financial Information and Exhibits."

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InvestAmerica, Inc.

/s/ Douglas E. Smith
-----------------------
Douglas E. Smith
President and Chairman

Date: August 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

InvestAmerica, Inc.

/s/ Brian A. Kitts
------------------------
Brian A. Kitts, Secretary
Date:  August 12, 2000