Form 10QSB/A
period 2000-06-30
INVESTAMERICA INC
filed 2000-09-01
CIK 1053253

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                          AMENDMENT NO. 1 TO FORM 10-QSB

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


August 9, 2000
Braverman & Company

23679 Calabasas Road # 149,
Calabasas CA 91302

InvestAmerica, Inc. and Subsidiaries
------------------------------------
Consolidated Balance Sheets
------------------------------------

BALANCE SHEET

                                      June, 30              September 30
                                        2000                    1999
                                      --------              ------------
                                     (Unaudited)             (Audited)
------------------------------------------------------------------------
Assets
Current Assets:
   Cash                               $     318,121          $           -
   Investment                             4,000,000                      -
   Stock Subscription Receivable            600,000                      -
                                      ------------------------------------
             Total Current Assets         4,918,121                      -
Office Equipment and Website,
   Net of Accumulated Depreciation           36,421                      -
                                      ------------------------------------
Total Assets                          $   4,954,542          $           -
                                      ====================================
Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
   Accounts Payable and
      Accrued Expenses                $      27,874          $    810,036
   Judgement Payable                              -             7,372,894
   Notes Payable                             21,020
                                      -----------------------------------
       Total Current Liabilities             48,894             8,182,930
                                      -----------------------------------
   Long-Term Debt - Officer:              1,981,621                     -
                                      -----------------------------------
Stockholders' Equity:
Preferred Shares par value
$.001 per share
  Authorized Shares   5,000,000
  Outstanding Shares    450,000                 450                     0
Common Shares, par value
$.001 per share
  Authorized Shares   50,000,000
  Outstanding Shares   9,790,443 - 1999
                      31,168,857 - 2000      31,118                 9,791

   Additional Paid - In Capital          14,503,905             1,989,840
   Accumulated Deficit                  (11,611,446)          (10,182,561)
                                      ------------------------------------
Total Stockholders (Deficiency)
   Equity                                 2,924,027            (8,182,930)
                                      ------------------------------------
Total Liabilities and
   Stockholders (Deficiency) Equity   $   4,954,542          $           -
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

Date: August 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

InvestAmerica, Inc.

/s/ Brian A. Kitts
------------------------
Brian A. Kitts, Secretary
Date:  August 30, 2000