Form 10KSB
period 2000-09-30
INVESTAMERICA INC
filed 2001-01-16
CIK 1053253

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-KSB

(Mark  One)

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For  the  fiscal  year  ended  September  30,  2000
                                    --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from          to

     Commission  file  number  000-28303

                               INVESTAMERICA, INC.
                               -------------------
                 (Name of small business issuer in its charter)

NEVADA                                                                87-0400797
------                                                                ----------
(State or other jurisdiction of                                          (I.R.S.
incorporation or organization)                      Employer Identification No.)

1776 PARK AVENUE, #4
PARK CITY, UTAH
U.S.A.                             84060
------                             -----
(Address of principal         (Zip Code)
executive offices)

Former  Name:  N/A

Issuer's  telephone  number  (435)  615-8801

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None.

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                         COMMON STOCK, PAR VALUE $0.001
                         ------------------------------
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X]  Yes     [ ]  No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent fiscal year.   $1,293,690

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.)

24,425,410  Common  Stock  @  $0.53(1)  =  $12,945,467
------------------------------------------------------
(1)  The  closing  bid  price  on  December  31,  2000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.   [ ]  Yes    [ ]  No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

31,354,160 Common Stock, with a par value of $.001 outstanding as of December 31, 2000

     Transitional Small Business Disclosure Format (Check one):  [ ] Yes  [X] No

Documents  Incorporated  by  Reference:  See  List  of  Exhibits

                               INVESTAMERICA, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART  I                                                                        3

ITEM  1.     DESCRIPTION  OF  BUSINESS                                         3
ITEM  2.     DESCRIPTION  OF  PROPERTY                                        18
ITEM  3.     LEGAL  PROCEEDINGS.                                              18
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      20

PART  II                                                                      20

ITEM  5.     MARKET  FOR  COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS      20
ITEM  6.     MANAGEMENT'S  PLAN  OF  OPERATION.                               22
ITEM  7.     FINANCIAL  STATEMENTS                                            25
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL  DISCLOSURE                             50

PART  III                                                                     50

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .     50
ITEM  10.    EXECUTIVE  COMPENSATION                                          54
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS             59
ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS               62
ITEM  13.    EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K                     64

SIGNATURES                                                                    66

PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

     Certain statements included or incorporated by reference in this annual report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "anticipates," "believes," "intends," "estimates," "expects," "projects" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the markets in which we operate or will operate; demographic change; existing government regulations and changes in, or the failure to comply with, government regulations; competition; the loss of any significant number of customers; changes in business strategy or development plans; technological developments; the ability to attract and retain qualified personnel; our ability to access markets, design effective fiber optic routes, contract for cable, facilities and equipment, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; and other factors referenced in this annual report. Certain of these factors are discussed in more detail elsewhere in this annual report including, without limitation, under
Item 1, "Description of Business", and Item 6, "Management's Plan of Operation". Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We disclaim any obligation to update any such factors or publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting
Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all "common shares" refer to common shares in our capital stock.

Business  Development,  Organization  and  Acquisition  Activities

     We were incorporated in Utah on October 20, 1983 under the name "Technology Research, Inc.". On December 18, 1986, we changed our corporate domicile to Nevada by merging with a Nevada corporation created solely for that purpose. At the same time, we changed our corporate name to "Balboa Investments, Inc.". On December 29, 1992, we changed our corporate name to "Progressive Polymerics International, Inc." and acquired all of the issued and outstanding common stock of Progressive Polymerics, Inc. On April 17, 1997, we acquired 100% of the issued and outstanding capital stock of InvestAmerica, Inc. On May 14, 1997, we merged InvestAmerica, Inc. (which was our wholly-owned subsidiary) into Progressive Polymerics International, Inc. and changed the name of the survivor corporation to InvestAmerica, Inc.

     Optica Communications International Inc., our wholly owned subsidiary, is a private corporation that was incorporated on April 27, 1998 under the name
"Oakbay Trading Limited" in the Territory of the British Virgin Islands as a British Virgin Islands International Business Company. It changed its name from "Oakbay Trading Limited" to "Optica Communications International Inc." on March 9, 2000. Optica Communications International Inc. has two wholly owned subsidiaries, Optica Communications Inc., a company incorporated in the Province of British Columbia, Canada, on September 21, 1999, and Optica Communications, Inc., a company incorporated in the State of Nevada on November 24, 1999. Optica Communications International Inc. and its subsidiaries, both of which are private corporations, are collectively referred to in this annual report as "Optica".

     Zed Data Systems Corp., our subsidiary, is a private corporation that was incorporated in the Province of British Columbia, Canada, on July 29, 1980 under the name "Zed Data Leasing Corp.". On November 24, 1988, Zed Data Leasing Corp. amalgamated with Tokamak Leasing Corp. and changed the name of the survivor corporation to its present name, Zed Data Systems Corp. ("Zed"). Zed has one wholly owned subsidiary, Tokamak Leasing Corp.

Acquisition  of  Optica  Communications  International  Inc.

     On March 15, 2000, we acquired all of the issued and outstanding shares of Optica in exchange for 450,000 shares of our Series A Convertible Preferred
Stock  (the  "Series  A  Preferred  Stock").  Each  one of the 450,000 shares of
Series A Preferred Stock is convertible at any time, at the option of the holder, into 185 shares of our common stock. Therefore, if all of the Series A Preferred Stock are converted, we will issue an aggregate of 83,250,000 shares of our common stock. In addition, each share of Series A Preferred Stock has 185 votes (an aggregate of 83,250,000 votes for all of the outstanding Series A Preferred Stock), and votes together with our common stock as though they were a single class of stock. Based on the 31,354,160 shares of our common stock that were issued and outstanding on December 31, 2000, the holders of our Series A Preferred Stock are currently entitled to approximately 73% of the vote on any matter to be decided by our shareholders and, upon conversion of their Series A Preferred Stock, they would own approximately 73% of our outstanding common stock (without giving effect to any currently outstanding options). Optica and its subsidiaries operate as a start-up group of companies which intend to provide optical wavelength and multimedia bandwidth services, including internet, voice and data communications, video and scanning media.

Acquisition  of  Zed  Data  Systems  Corp.

     On July 7, 2000, we acquired 100% of the issued and outstanding common shares of Zed from a group owned, directly and indirectly, by Douglas Smith, our President, Chairman and one of our directors. Mr. Smith is also the President and a founder of Zed. Zed is in the business of providing data communications and network systems solutions, including network design, installation, commissioning, security and maintenance.

     The acquisition of Zed consisted of a share purchase and a share exchange. In the share purchase, we paid an aggregate of $5,000,000 for approximately 77% of the issued and outstanding common shares of Zed (the "Zed Common Stock"). We paid this $5,000,000 by way of three promissory notes (one to Smith Shelf Company Number Fifteen Limited in the amount of $3,930,635; one to Ewing Consulting Corp. in the amount of $703,275 and one to Douglas Smith in the amount of $366,090). These promissory notes, as amended, bear interest at 12% per year and are payable in 6 equal monthly instalments of $715,000, commencing February 28, 2001, followed by one final instalment of $710,000 on August 31, 2001. These promissory notes are secured by a security interest in all of our assets, including our shares of Zed Common Stock.

     At the time of the share purchase, Smith Shelf Company Limited ("Smith Shelf"), a corporation owned solely by Douglas Smith, owned the balance of the Zed Common Stock (equal to approximately 23% of the amount of Zed Common Stock that had been issued and was outstanding prior to our acquisition of Zed). In the share exchange, Smith Shelf exchanged all of its Zed Common Stock for 50,000 shares of Class D Zed Preferred Stock (the "Zed Preferred Stock"). These 50,000 shares of Zed Preferred Stock are exchangeable, at the option of the holder at any time and from time-to-time, for an aggregate of 50,000 shares of our Series B Preferred Stock. As of December 31, 2000, none of the shares of Zed Preferred Stock have been exchanged for any of our Series B Preferred Stock. If and when issued, each share of our Series B Preferred Stock will be entitled to 300 votes (an aggregate of 15,000,000 votes if and when all of the Series B Preferred Stock is issued), and is entitled to vote together with our common stock as though they were a single class of stock. If and when issued, each share of our Series B Preferred Stock will be convertible, at any time at the option of the holder, into 300 shares of our common stock. Therefore, if all of the Zed Preferred Stock is exchanged for our Series B Preferred Stock, and all of that Series B Stock is subsequently converted into our common stock, we will issue an aggregate of 15,000,000 shares of common stock.

     Based upon the 31,354,160 shares of our common stock that are issued and outstanding as of December 31, 2000, and giving effect to the conversion of all of the outstanding Series A Preferred Stock into 83,250,000 shares of common stock, the holders of our Series B Preferred Stock would be entitled to approximately 12% of the vote on any matter to be decided by our shareholders and, upon conversion of their Series B Preferred Stock, would own approximately 12% of our outstanding common stock (without giving effect to any currently outstanding options). At such time, the holders of our Series A Preferred Stock would be entitled to approximately 64% of the vote on any matter to be decided by our shareholders.

     From the date of our incorporation through the date we acquired our Optica subsidiary, we were a development stage company without any principal activities or active operations. When we acquired Optica, we became involved with a start-up group of companies which intend to provide optical wavelength and multimedia bandwidth services, including internet, voice and data communications, video and scanning media. When we acquired Zed, we become involved in the business of providing data communications and network systems solutions, including network design, installation, commissioning, security and maintenance. These businesses are described more particularly in the following paragraphs.

The Optical Wavelength and Multimedia Bandwidth Services Business - Our Fiber Optic Network

     Fiber optics technology uses beams of light to transport streams of information (voice and data) through thin filaments of glass from one location to another location. A fiber optic cable consists of a bundle of glass threads, each of which is capable of transmitting messages modulated onto light waves. A fiber optic network consists of fiber optic cable, hardware (primarily switches and servers) and software. "Dark" fiber is cable that has been equipped with minimal network hardware that can only be put to limited use.

     Because fiber optic technology depends on the modulation of light over thin strands of glass, it enjoys a number of benefits over tradition metal communications lines, including the following:

- fiber optic cables have a much greater bandwidth than metal cables, which means that fiber optic cables can carry more data;

- fiber optic cable are less susceptible than metal cables to electromagnetic and other interference;

-     fiber  optic  cables  are  much  thinner  and  lighter  than  metal wires;

- fiber optic cables allow data to be transmitted digitally (the natural form for computer data) rather than analogically; and

-     fiber  optic cables use less power and have lower overall operating costs.

     The main disadvantage of fiber optics is that the cables are expensive to install and are more fragile than metal wire and are more difficult to split.

     The transmission capability of a fiber optic network is measured by optical carrier levels or the amount of voice conversations that the network can transmit at the same time over the same cable. For example, fiber optic cable is capable of carrying approximately 130,000 simultaneous voice conversations.

     On December 15, 2000, Optica signed a non-binding letter of intent with a major optical equipment manufacturer and is proceeding with negotiations to finalize the terms of a supply agreement for the purchase of approximately $675,000,000 worth of fiber optic network hardware and related services over the next two years. The agreement is non-exclusive and allows Optica to continue negotiations with other vendors at Optica's discretion. Optica plans to purchase approximately $250,000,000 worth of this network hardware during the fiscal year ending September 30, 2001. During this same period, Optica intends to acquire a network of new, "dark" fiber optic cable consisting of 2 fibers across 20,000 route miles. Optica anticipates that it will pay approximately $50,000,000 for this fiber optic cable (approximately $25,000,000 of which will be paid during the fiscal year ending September 30, 2001). The resulting network of fiber optic cable and hardware will represent the first phase of a planned multi-phase deployment of an extensive international fiber optic network. This first phase (referred to as the "Stage One Network") will be located entirely in North America. Optica plans to use the Stage One Network to serve the 50 largest North American cities (measured by population or importance of business activity).

Principal  Products

     Optica's principal products will include products consisting of various telecommunication services (ie. Internet, multimedia, data and voice) which will be sold primarily to other carriers of telecommunication services. The principal products will be bundles of services that will include national carrier networks, optical indefeasible rights of use ("IRU"s), internet protocol ("IP") and asynchronous transfer mode ("ATM") services, as well as value-added services such as unified messaging voice over internet protocol ("VoIP"), fax over internet protocol ("FoIP") and tunneling. Tunneling involves the establishment of a direct "pipe" between two locations, whereas normally internet traffic proceeds in a totally unpredictable manner so that even portions of the same message can take different routes.

     Optica plans to offer five national carrier networks on the Stage One Network. The national carrier networks will include POPs (the Point Of Presence where an IXC terminates an end-user's long distance lines just before those lines are connected to the end-user's local telephone company's lines), a dense ware division multiplexing ("DWDM") optical layer, an IP and/or ATM service layer, fiber and equipment maintenance and Network Operations Center services.

     An IRU, or Indefeasible Right-of-Use, is an agreement for the use of dark fiber strands. Optica plans to offer optical IRUs on a regional or national basis to carriers that do not require a national carrier network.

     IP (Internet Protocol) and ATM (Asynchronous Transfer Mode) are information transfer standards that are part of a general class of packet technologies that relay traffic by way of an address contained within the header or cell. The system neither knows nor cares what information is in the cells. It can be voice, audio, ASCII text, etc. ATM format can be used by many different systems, including local area networks, to deliver traffic at varying rates of speed while permitting a mix of voice, data and video. Our products and service offering will depend on the needs of our customers. Flexibility is inherent in our system.

     Voice over IP (VoIP) converts voice transmissions to packets of data which are then transported over an IP network such as the Internet.

Market  Opportunity

     Our fiber optic network will be designed to provide our customers with secure, independent transmission facilities and sufficient capacity on a local, regional, national or international basis to accommodate their increasing demand and plans for expansion. We anticipate that growth in the high-bandwidth telecommunications industry will continue due to a number of factors, which include:

- Innovations and advances in transmission technology. Technological innovations continue to increase the capacity and speed of advanced fiber optic networks while decreasing the cost of transmission allowing for continued growth in Internet usage and increases in the number of network users. This increased capacity and speed has resulted in the development of bandwidth-intensive applications. Improvements in "last mile" technology, such as DSL, cable modems and fixed and third-generation ("3G") wireless access are contributing to the significant increase in the number of subscribers using such applications. In addition, the anticipated proliferation of wireless Internet and data technologies and devices such as 3G broadband technology are also expected to contribute to increases in demand for bandwidth.

- Increasing demand for high-bandwidth applications, largely driven by the increase in Internet traffic. There has been and will continue to be a significant growth in demand for Internet, local loop data, video services and long distance. The increase in computer power and usage, as well as the continued demand for and development of faster Internet connection speeds, are driving significant increases in communications use for Internet and data services.

- Deregulation of the telecommunications industry, which has resulted in a proliferation of service providers. The telecommunications industry continues to experience liberalization on a global basis. Our high-bandwidth platform allows both new entrants to compete in this market and existing service providers to expand into new markets.

Optica's  Customers

     We intend to focus on providing our services to telecommunications service providers, internet service providers, application service providers and storage service. Typical targeted customers include a broad range of companies, such as:

-     long  distance  companies;

- incumbent local exchange carriers ("ILECs") who offer primarily dial tone and other telecommunication services, and include all of the regional Bell operating companies such as South West Bell, Pacific Bell and NYNEX;

- competitive local exchange carriers ("ILECs") who offer alternative dial tone and other services using the incumbent carriers' facilities and provide highly competitive plain old telephone service;

-     multi-service  operators;

-     local  multipoint  distribution  service  providers;

- data oriented local exchange carriers ("DLECs") who specialize in providing data oriented services;

- internet service providers ("ISPs")who specialize in connecting users to the internet; and

- inter-exchange carriers ("IXCs") who offer long distance services and companies like AT&T, MCI Worldcom and Sprint.

     Customers typically buy or lease fiber optic capacity with which they develop their own communications networks or satisfy a need for redundant capacity. The network provides such customers with a low-cost alternative to building their own infrastructure or purchasing metered services from communications carriers. Our customers can buy or lease fiber optic capacity on a segmented basis or along our entire network.

Suppliers

     The principal components of our network are fiber optic cable and hardware. Fiber optic cable suppliers generally require three to six months lead time for large orders. Although we have identified several suppliers of fiber optic cable and hardware, we have not entered into any binding agreements for the supply of such materials. On December 15, 2000, Optica signed a non-binding letter of intent with a major fiber optical equipment manufacturer and is proceeding with negotiations to finalize the terms of a supply agreement for the purchase of $675,000,000 worth of fiber optic network hardware over the next two years.

Competition

     The telecommunications industry is highly competitive. It is going through a period of rapid technological evolution marked by increasing fiber, wireless and satellite transmission capacity, new technologies and the introduction of new products and services. Recent technological advances enable substantial increases in the transmission capacity of both new and existing fiber optic cable and networks. Optica's Stage One Network will be built with the latest grade of fiber optic cable and the latest and most stable switching and transmission technology. As a new operator, Optica's ability to implement the latest technologies should give it an advantage over many of its competitors, even those that deployed their fiber optic networks as little as one year ago.

     The Stage One Network will utilize state-of-the-art technologies based on dense wave division multiplexing optics and packet-switched routing. This approach greatly reduces the complexity and number of component systems that previously were required to deliver voice and data services over fiber optic cable. Dense wave division multiplexing allows for increased network capacity through the transmission of multiple waves of light over a single fiber optic strand.

     There are currently several communications companies with fiber optic networks and colocation facilities in North America, Europe, South America and Asia. In North America, these include companies such as Level 3 Communications, Inc., Qwest and Williams Communications Group, IncIn Europe, these include companies such as MCI WorldCom, Global Crossing Ltd., Global TeleSystems Europe B.V., Viatel Inc., KPNQwest N.V., Colt Telecom Group plc, Energis plc and Carrier 1 International S.A. In South America, these companies include IMPSAT Corporation and Telemar.

     Once Optica has completed its planned acquisition of the Stage One Network, it will both compete with and sell to the four principal facilities-based long distance fiber optic networks (AT&T, Sprint, Qwest and MCI WorldCom). In addition, it will compete with Global Crossing, GTE, Broadwing, Level 3 Communications and Williams Communications, each of which may have a fiber network similar in potential operating capability to Optica's proposed Stage One Network.

     We believe that other companies are planning networks that, if constructed, could employ advanced technology similar to the technology that we intend to use on our network. These competitors, as well as traditional carriers, including AT&T, MCI WorldCom and Sprint, may compete directly with us for customers.

Regulation

     We are part of an industry that is highly regulated by federal, state and local governments whose actions are often subject to regulatory, judicial, or legislative modification. In addition, to the extent that any bandwidth capacity and lit fiber offerings are treated as private carriage, telecommunications services or competitive local exchange carrier offerings in the United States, additional federal and state regulation would apply to those offerings. Accordingly, there can be no assurance that regulations, current or future, will not have a material adverse effect on us.

Federal

     U.S. Federal regulation has a significant impact on the telecommunications industry. Federal regulations have undergone major changes in the last four years as the result of the enactment of the Telecommunications Act of 1996 (the "1996 Act") on February 8, 1996. The 1996 Act is the most comprehensive reform of the U.S. telecommunications law since the Communications Act was enacted in 1934. For example, the 1996 Act imposes a number of interconnection and access requirements on telecommunications carriers and on all local exchange carriers ("LECs"), including ILECs and CLECs. The different ways we intend to offer fiber optic supported services could trigger four alternative types of regulatory requirements: (1) private carrier services, (2) telecommunications services or common carriage and (3) CLEC offerings. The law establishing these alternative regulatory requirements is often unclear, so it is impossible to predict in many instances how the Federal Communications Commission ("FCC") will classify our services. Regulations associated with each type of offering are described below.

Private  Carrier  Services

     If some of our offerings are treated as a communications service, they could be viewed as a private carrier offering. Private carrier offerings typically entail the offering of telecommunications, but are provided to a limited class of users on the basis of individually negotiated terms and conditions that do not meet the definition of a telecommunications service under the 1996 Act. If our services are treated as private carriage, they are generally unregulated by the FCC, but would be subject to universal service payments based on the gross revenues from end users. Private carriers may also be subject to access charges if interconnected to LECs.

Telecommunications  Services

     Some of our services, such as the provision of bandwidth capacity and lit fiber, may be treated as telecommunications services by the FCC. If some of our services are treated as telecommunications services a significant number of federal regulatory requirements will be applicable to those services.

     The law essentially defines telecommunications carriers to include entities offering telecommunications services for a fee directly to the public or to classes of users so as to be effectively available directly to the public, regardless of the facilities used. "Telecommunications" is defined as the transmission, between or among points specified by the user, of information of the user's choosing, without change in the form or content of the information as sent and received. For the reasons stated above, we believe that we are not a telecommunications carrier. The FCC has ruled that the term "telecommunications carrier" is the same as the definition of common carrier and, therefore, a company providing fiber facilities on an individualized and selective basis, as we propose, is probably not a telecommunications carrier. A decision to this effect has been appealed to federal court. A decision on this appeal reversing or remanding the FCC's conclusion could require that our services be treated as common carriage. Some railroad, power and telecommunications associations--none of which are affiliated with us-have petitioned the FCC to clarify the status of fiber providers in this regard. The FCC's pending court remand, described above, might also address the application of these requirements to us. If the FCC decides that these companies are telecommunications carriers, we would be subject to some regulatory requirements which may impose substantial administrative and other burdens on us.

     If the FCC finds some of our services to be a telecommunications service, we may be regulated as a non-dominant common carrier. The FCC imposes regulations on common carriers such as the regional bell operating companies ("RBOCs") that have some degree of market power ("dominant carriers"). The FCC imposes less regulation on common carriers without market power ("non-dominant carriers"). Under the FCC's rules, we would be a non-dominant carrier and as such do not need authorization to provide domestic services and can file tariffs on one day's notice. The FCC requires common carriers to obtain an authorization to construct and operate telecommunication facilities and to provide or resell telecommunications services between the United States and international points.

General  Obligations  of  All  Telecommunications  Carriers.

     To the extent that any of our offerings are treated as telecommunications services, we would be subject to a number of general regulations at the federal level that apply to all telecommunications carriers, including the obligation not to charge unreasonable rates or engage in unreasonable practices, the obligation to not unreasonably discriminate in our service offerings, the need to tariff our services, the potential obligation to allow resale of our services in certain circumstances and the fact that third parties may file complaints against us at the FCC for violations of the Communications Act of 1934 or the FCC's regulations. Certain statistical reporting requirements may also apply. In addition, FCC rules require that telecommunications carriers contribute to universal service support mechanisms, the Telecommunications Relay Service Fund, the number portability fund and the North American Number Plan Administrator Fund.

Interconnection  Obligations  of  All  Telecommunications  Carriers

     All telecommunications carriers have the basic duty to interconnect, either directly or indirectly, with the facilities of other telecommunications carriers. This is the minimum level of interconnection required and is generally viewed to impose only minimal requirements as compared with the interconnection obligations imposed on ILECs and CLECs described in the next section. All telecommunications carriers must also ensure that they do not install network features, functions or capabilities that do not comply with guidelines and standards established by the FCC to implement requirements to ensure accessibility for individuals with disabilities and to regulations designed to promote interconnectivity of networks. These regulations could be burdensome or expensive and could adversely affect us. The FCC adopted regulations recently that clarify these statutory requirements.

Tariffs  and  Pricing  Requirements.

     In October 1996, the FCC adopted an order in which it eliminated the requirements that non-dominant interstate interexchange carriers maintain tariffs on file with the FCC for domestic interstate services. The order does not apply to the switched and special access services of the RBOCs or other LECs. The FCC order was issued pursuant to authority granted to the FCC in the 1996 Act to "forbear" from regulating any telecommunications services provider under particular circumstances. After a nine-month transition period, relationships between interstate carriers and their customers would be set by contract. At that point, long distance companies would be prohibited from filing tariffs with the FCC for interstate, domestic, interexchange services. Carriers have the option to immediately cease filing tariffs. Several parties filed notices for reconsideration of the FCC order and other parties have appealed the decision. The United States Court of Appeals for the District of Columbia Circuit has recently upheld that decision, but further appeals challenging the FCC's order may be filed. A requirement to file tariffs could lead to regulation of our offerings at the federal level, although the FCC's regulation of non-dominant carriers' tariff filings has been minimal as of May 31, 2000. Competitive access providers do not have to file tariffs for their exchange access services, but may if they choose to do so.

     As a result of the FCC order, telecommunications carriers are no longer able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions on which they offer their interstate services. The FCC has required that by January 31, 2001 non-dominant IXCs post their rates, terms and conditions for all their interstate, domestic services on their Internet web sites if they have one. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934. Tariffs also allowed a carrier to limit its liability to its customers, with service interruptions. With the elimination of tariffs, we may become subject to liability risks that we would have been able to limit through tariff filings, and there can be no assurance that potential liabilities will not have a material adverse effect on our results of operations and financial condition. In addition, we must obtain prior FCC authorization for installation and operation of international facilities and the provision (including resale) of international long distance services.

     With limited exceptions, the current policy of the FCC for most interstate access services dictates that ILECs charge all customers the same price for the same service. Thus, the ILECs generally cannot lower prices to some customers without also lowering charges for the same service to all similarly situated customers in the same geographic area, including those whose telecommunications requirements would not justify the use of the lower prices. The FCC in 1999, however, modified this constraint on the ILECs when they face specified levels of competition, which permits them to offer special rate packages to some customers, as it has done in few cases, and other forms of rate flexibility. The rules contemplate an increasing level of flexibility on a city-by-city basis as competitors have facilities in place to compete for local exchange services in those markets. Once such facilities attain 50% coverage the rules contemplate only minimal regulation of carrier access offerings.

Customer  Proprietary  Network  Information

     In February 1998, the FCC adopted rules implementing Section 222 of the Communications Act of 1934, which governs the use of customer proprietary network information by telecommunications carriers. Customer proprietary network information generally includes any information regarding a subscriber's use of a telecommunications service, where it is obtained by a carrier solely by virtue of the carrier- customer relationship. Customer proprietary network information does not include a subscriber's name, telephone number and address, if that information is published or accepted for publication in any directory format. Under the FCC's rules, a carrier may only use a customer's proprietary network information to market a service that is "necessary to, or used in," the provision of a service that the carrier already provides to the customer, unless it receives the customer's prior oral or written consent to use that information to market other services. The Court of Appeals for the Tenth Circuit recently invalidated the FCC's rules with respect to how a carrier must obtain customer authorization for the use of customer proprietary network information. The FCC is expected to further challenge this court decision. In addition, the FCC recently relaxed a number of the requirements it originally adopted, which gives some flexibility to carriers on how to comply with these rules. These rules, either as adopted or as modified, may impede our ability to effectively market integrated packages of services and to expand existing customers' use of our services.

Universal  Service

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and certain information services provided to qualifying schools and libraries and for services provided to rural health care providers. The FCC also expanded or revised the federal subsidies for local exchange telephony services provided to low-income consumers and consumers in high-cost areas. Providers of interstate telecommunications services, as well as certain other entities, such as private carriers offering excess capacity to end user customers, must pay for these programs. Our share of these federal subsidy funds would be calculated based on end-user revenues. The schools and libraries and rural health care support mechanisms are assessed against interstate, international and intrastate end-user revenues. Currently, the FCC is calculating assessments based on the prior year's revenues and has recently increased the size of the schools and libraries fund by 50 percent. Since we do not currently have any revenues, we are unable to quantify the amount of subsidy payments that we may be required to make or the effect that these required payments will have on our financial condition. In the May 8th order, the FCC also announced that it would revise its rules for subsidizing service provided to consumers in high-cost areas. The FCC has recently adopted the cost model which it will use to determine the subsidies needed for high-cost areas. The FCC also established the mechanism effective January 1, 2000 to determine the level of high cost support non-rural carriers will receive. This decision is expected to increase the fund by only a modest amount. In addition, the Court of Appeals for the Fifth

Circuit recently affirmed the FCC's universal service program in large part, except that contributions must be based entirely on interstate and international services of interstate carriers (except for carriers providing predominately international services). This decision could substantially affect the level of contributions depending on the jurisdictional nature of the services provided by a carrier. Several petitions for administrative reconsideration of the original FCC order are pending.

Competitive  Local  Exchange  Carriers  Offerings

     It is unclear whether we would be viewed as a CLEC with respect to the provision of some of our services. A CLEC is defined as a provider of telephone exchange service, which is an interconnected service of the character ordinarily furnished by a single exchange, covered by the local exchange charge, or comparable service provided through a system of switches, transmission equipment, or other facilities, or combination thereof, by which a subscriber can originate and terminate a telecommunications service. The full parameters of what carriers are classified as a CLEC have never been fully defined by the FCC. We do not intend to operate as a CLEC. However, the FCC may disagree with this position. If we are classified as a CLEC, we would be required to comply with the regulatory obligations that are applicable to CLECs.

State

     The 1996 Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. In addition, under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for interstate or foreign communication is generally subject to FCC jurisdiction rather than state regulation.

     Despite these prohibitions and limitations, telecommunications services are subject to various state regulations. Among other things, the states may:

-     require  the  certification  of  telecommunication  service  provider;

- regulate the rates of intrastate offerings and the terms and conditions of both intrastate and certain interstate service offerings; and

- adopt regulations necessary to preserve universal service, ensure the continued quality of communications services, safeguard the rights of consumers and protect public safety and welfare. Accordingly, state involvement in telecommunications services may be substantial.

In addition, state law may not recognize "private carriage" and, therefore, even if certain of our offerings are treated as "private carriage" at the federal level, they may be regulated as telecommunications or common carrier services at the state level.

     Intrastate telecommunications services (including local exchange services) are regulated primarily by the state public utility commissions. Optica must obtain and maintain certificates of authority from regulatory bodies in most states in which it will offer intrastate services. In most states, Optica will also be required to file and obtain prior regulatory approval of tariffs for intrastate services. State regulatory authorities can condition, modify, terminate or revoke certificates of authority for failure to comply with state law or the rules, regulations and policies of the state regulatory authorities. State regulatory authorities also may impose fines and other penalties for violations.

Local  Regulation

     In addition to federal and state laws, local governments exercise legal authority that may affect our business. For example, some local governments retain the ability to license public ROW, subject, however, to the federal limitation that local authorities may not prohibit entities from entering the telecommunications market. Compliance with local requirements may delay and increase the costs of our use of public ROW. Accordingly, these requirements could impose substantial burdens on us.

The  Data  Communications  and  Network  Systems  Solutions  Business

     Zed is a Vancouver, B.C. based value-added reseller of communications network equipment and services including network design, installation, commissioning, security and ongoing network maintenance. Zed resells and leases new and used equipment made by major manufacturers such as Cisco, Marconi, and Motorola. Zed has been providing these services for over twenty years to private and public sector customers in North America.

     Zed maintains a central office and warehouse facility in Burnaby British Columbia, Canada from which it provides products and services to existing and new customers throughout North America. The range of vendors, products and services changes from time to time to meet the constant evolution in technology and customer requirements.

     Due to the inherent nature of communications, the need for communications networks is not specific to any industry sector. Thus, Zed's customers are not industry specific and include telecommunication companies, financial institutions, natural resource companies, educational institutions, high technology corporations, trading houses and other customers with current and future local and wide area communication requirements.

     Zed's product offerings include routers, bridges, wireless bridges, access servers, IP telephones, digital and analog gateways, terminal servers, multiplexors, terminal adaptors, modems, frame relays, ISDN, voice over IP, voice over frame, wireless ethernet and other products.

     Zed provides its customers with many options when buying equipment. Zed provides new and used data communication products which customers can purchase, rent or lease. Zed also has a trade-in program for this equipment. Zed provides customers with the option to purchase a maintenance contract with any equipment purchased, rented or leased. By allowing customers to lease or rent data communications equipment Zed allows these customers to preserve cash flow, evaluate a new technology or to meet temporary requirements. Zed can provide customers with month-to-month rentals and custom financial packages to allow customers maximum flexibility. By providing customers with the option to lease or rent equipment, Zed also offers the following advantages:

- Budget Considerations. Unlike purchases, which usually come out of capital spending, rentals typically come out of an operating budget. This distinction allows customers flexibility in budgeting and obtaining spending approval.

- Temporary need for equipment. A business with irregular sales patterns and seasonal demands (e.g. tax preparers) may find that short-term rentals make more sense than purchasing equipment which is not used all the time.

- Evaluating different solutions. Often there are several alternative ways to design a network. Renting equipment gives a customer a low cost way to evaluate several possible solutions without making a large commitment to expensive equipment.

- Technology is changing rapidly. Telecommunication services are becoming more diverse and complex every day. Customers may be considering ISDN, Frame Relay, ATM for the future but do not want to lock their organization into a solution today. Customers can rent the equipment needed today while studying other longer term solutions.

- Rent to own. Customers can accrue a portion of the rental cost towards a purchase of any equipment they rent.

     Zed's services and support offerings include: network design, network planning, network management, network benchmarking, network optimization, project management, visual network management, network security, installation, maintenance, support, help desk support, carrier selection in addition to other related services.

     Zed's service and support solutions provide project managers and engineers to help the customer assess its current environment and develop a networking technology plan to meet a customer's strategic business goals. As a Cisco Premier Certified Partner, Zed offers a customized network solution. Zed can help configure and support a network with the unique ability to grow in stages, as a customer's business grows.

     Zed'  maintenance  programs  offers  the  following:

- Depot Maintenance. If a customer's equipment fails, Zed will replace it from local inventory and will preconfigure the replacement equipment. Zed will also provide telephone technical support to get the replacement equipment installed and operating.

- On-Site Maintenance. Zed can dispatch a technician to the customer's site to repair, replace, configure and install replacement equipment. The Zed technician will then test and confirm that the equipment is operational.

- Customer Maintenance. Zed offers customer maintenance to fit a customer's specific needs, which includes spare on-site equipment, 24 hour - 7 day per week support and full documentation.

- Service by the Hour. Zed offers a technical staffing service designed to cover a customer's employee vacations, special project or any unforeseen situations. Zed offers aggressive pricing in increments to fit the customer's needs, by the hour, day or in blocks of technical time.

     Zed also offers network security solutions. The explosion of the Internet and the affordability of high-speed connections have made the use of email and e-commerce a necessity for most businesses. Unfortunately, with that explosion of the use of the Internet, businesses are facing security problems with their computer networks and the confidential and proprietary information stored and transmitted over those computer networks. Zed provides custom solutions to address those security concerns.

     Zed's security solutions provide needs analysis, project design, implementation, review or general assistance designed to address a customer's particular security concerns.

Omnigon  International  Ltd.

     By subscription agreement, dated January 21, 2000, we agreed to purchase 833,333 shares of Class C Preferred Stock at $6 per share for an aggregate purchase price of $5,000,000 of Omnigon International Ltd., a British Virgin Island international business company. The Class C Preferred Stock is convertible at any time into common stock of Omnigon on a 1-for-1 basis. In consideration, we paid cash of $4,000,000 and issued a promissory note, dated April 10, 2000, for $1,000,000, due June 9, 2000. Prior to September 30, 2000,
at our request, Omnigon returned and cancelled the promissory note, leaving us as the owner of 666,667 shares of Class C Preferred Stock with a cost base of $4,000,000. Omnigon is a private development stage company operating in the communications industry.

     We invested in Omnigon because of the potential synergies between our two companies.

Employees

     General management, financial and other corporate support services are provided by a group of employees of InvestAmerica. These persons provide certain key services to our subsidiaries.

     As of September 30, 2000, we employed four persons as follows: two full-time employees, one part-time employee and one part-time consultants. Optica employed a staff of six persons, consisting of four full-time employees, one full-time consultant and one part-time consultant. Zed employed a staff of fourteen persons, consisting of nine full-time employees and five part-time employees.

     None of these employees are part of a union or are covered by a collective bargaining agreement.

Risk  Factors

     An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating InvestAmerica and our businesses before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE WHETHER WE CAN OPERATE PROFITABLY.

     Before we acquired Zed, we had no revenues or earnings. We do not currently have any significant assets or financial resources. Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the very early stages of development, especially in the new and rapidly evolving field of fiber optic technology. There can be no assurance that we will be able to address any of these challenges.

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUE, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

     Our consolidated financial statements reflect that we have not generated any significant revenues and have incurred significant net losses, including a net loss of $4,840,861 for the year ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $4,845,420. We expect to have continuing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the commencement of and the rate of growth in our revenues.

     Despite the revenues generated by Zed, with our entrance into the competitive fiber optics business, we have significantly increased our operating expenses and we expect that our operating expenses will significantly increase in the future. To the extent that any such expenses are not timely followed by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountants' opinion on the September 30, 2000 financial statements.

IF WE DO NOT RAISE ADDITIONAL FUNDS FROM THIRD PARTY SOURCES OR BEGIN TO EARN REVENUES, THEN WE MAY BE UNABLE TO CONTINUE OPERATING.

     Recurring operating losses and the significant working capital needs predicted for our fiber optic business will require that we obtain additional operating capital before we have established our fiber optic business can generate significant revenue. The continuation of our businesses is dependent upon the successful execution of our business plan. We will not have any products to sell from our fiber optic business until July 2001 at the earliest, and we are relying on third parties (mostly suppliers) to meet that target date.

     While we are expending our best efforts to meet our financing needs, there can be no assurance that we will be successful in raising capital from third parties or generating sufficient funds for operations and continued development. We are planning to raise a substantial portion of the capital needed for our fiber optic business through vendor financing from our suppliers, with whom we have not yet contracted. In the event that we are unable to negotiate acceptable terms with our suppliers, we may not have adequate financial resources to continue our business.

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY AND SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS.

     The market for fiber optic products is highly competitive and we expect that competition will continue to intensify. Negative competitive developments could prevent our business from being successful. All of our potential competitors have longer operating histories than our Optica subsidiary does, as well as significantly greater financial, technical, sales and marketing resources. As a result, our competitors are able to devote greater resources to the development, promotion, sale and support of their products.

     In particular, we will face significant competition from Global Crossing, GTE, Broadwing, Level 3 Communications and Williams Communications. To a less significant extent, we will face competition from

AT&T, Sprint, QWest and MCI Worldcom. All of these potential competitors have greater name and brand recognition than we do.

ZED'S DEPENDENCE UPON KEY CUSTOMERS MAY AFFECT ITS FUTURE REVENUES AND PROSPECTS

     Zed is dependent upon a limited number of customers for a substantial portion of its revenues. The loss of any of these customers would have a material, significant adverse impact upon Zed's continued operations, revenues and prospects for profits, but would not significantly impact our working capital, liquidity or long term prospects. One of Zed's customers accounted for 79% of their revenues and 25% of their accounts receivable for the period from July 7, 2000 to September 30, 2000. Although Zed expects to expand its customer base, there can be no assurance that it will be successful and, if the customer base is expanded, that Zed will be able to retain its existing customers. Furthermore, an unexpected decline in sales to this one customer could have a material adverse affect upon Zed and its continued operations. In addition, there are no firm contracts governing Zed's relationship with any of its customers. Accordingly, such business relationships could be terminated or curtailed at any time. The lack of firm contracts between Zed and its customers could have a material adverse impact on Zed's revenue.

WE WILL RELY HEAVILY ON REVENUES DERIVED FROM A SMALL NUMBER OF CUSTOMERS, WHICH MAY PROVE TO BE AN INEFFECTIVE MEANS OF RAISING REVENUES.

     We expect to generate the majority of our fiber optic business revenues from a very small number of significant customers. Our ability to continue to generate substantial revenue will depend upon these customers and our revenue may decline if any of these potential customers were to cancel, reduce or delay purchases of our fiber optic network products or if they were to demand significant price concessions.

FAILURE TO EFFECTIVELY MANAGE THE GROWTH OF OUR BUSINESS COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL, FINANCIAL AND OPERATIONAL RESOURCES.

     As  our  Optica  subsidiary  proceeds  with the development of its proposed
Stage One Network, we expect that it may experience significant and rapid growth. It will need to add staff to market its products, manage operations, handle sales and marketing and perform finance and accounting functions. This growth is likely to place a significant strain on our managerial, financial and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

A  LOSS  OF  ANY  KEY  PERSONNEL  COULD  IMPAIR  OUR  ABILITY  TO  SUCCEED.

     In part, our future success depends on the continued service of our key management personnel, particularly: Douglas Smith, Ernst Gemassmer and Rick Connole at InvestAmerica, and Lyle Kerr, Neil Weiler, Jim Duncan and Mark Nomura at Optica. The loss of their services, or the services of other key employees, could impair our ability to grow our business.

     Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain other highly qualified employees in the future. In the past we have experienced from time to time, difficulty hiring and retaining highly skilled employees with appropriate qualifications. We expect this difficulty to continue in the future.

WE  ARE  UNCERTAIN  WE  CAN  OBTAIN  THE  CAPITAL  TO  GROW  OUR  BUSINESS.

     To fully realize our business objectives and potential, we will require significant additional financing. The fiber optics networking business is very capital intensive. Our current operating plan calls for the expenditure of over one billion dollars in the next few years. For the year ending September 30, 2001, Optica plans to spend approximately $275 million for capital assets, $250 million of which we plan to raise through vendor financing. In addition, we will need to raise another $94 million for debt repayment of $5 million, for working capital and to establish an appropriate base of working capital for our operations. We may be unable to obtain some or all of this required financing, or we may not be able to acquire it on terms favorable to us. If adequate funds are not available on acceptable terms, we may be unable to:

-     fund  our  expansion;

-     successfully  promote  our  products  and  services;

-     develop  or  enhance  our  products  and  services;

-     respond  to  competitive  pressures;  or

-     take  advantage  of  acquisition  opportunities.

     Additional financing may be debt, equity or a combination of debt and equity. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

OUR INABILITY TO ADAPT TO EVOLVING TECHNOLOGIES AND CUSTOMER DEMANDS MAY IMPEDE OUR FUTURE GROWTH.

     To be successful, we must adapt to rapidly changing fiber optic technologies and customer demands. To that end, we will continually need to enhance our products and services and introduce new services to address our customers' changing needs. If we need to modify our services or infrastructure to adapt to changes, we could incur substantial additional development or acquisition costs. If we cannot adapt to these changes, or do not sufficiently increase the features and functionality of our products and services, our customers may switch to the product and service offerings of our competitors or potential competitors.

IF OUR SYSTEMS DO NOT PERFORM AS EXPECTED, OUR POTENTIAL REVENUES MAY BE SIGNIFICANTLY REDUCED.

     Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in our responsiveness could result in a loss of customers, damage to our reputation and substantial costs.

SINCE ONE OF OUR OFFICERS AND DIRECTORS INDIRECTLY OWNS THE RIGHT TO ACQUIRE A SIGNIFICANT PERCENTAGE OF OUR SHARES, THEY MAY BE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of September 30, 2000, our current executive officers, directors and their affiliates beneficially own (or control via proxy) in the aggregate 2,012,000 of our shares or approximately 6.46% of our current issued and outstanding common stock. However, these executive officers, directors and affiliates control 54.5% of the vote through the ownership of our Series B Preferred Stock if the ZED Preferred Shares are exchanged (excluding option that could be exercised). These stockholders will be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing an acquisition or change in control of our company, which could significantly reduce our stock price.

SINCE THE MARKET FOR STOCKS OF TECHNOLOGY COMPANIES HAS EXPERIENCED EXTREME PRICE FLUCTUATIONS, OUR SHARES MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

     The market for the stocks of technology-related companies has experienced extreme price and volume fluctuations. The market price of our common stock may be volatile and may decline. In the past, securities class action litigation has often been initiated against companies following periods of volatility in the market price of their securities. If initiated against us, regardless of the outcome, litigation could result in substantial costs and a diversion of our management's attention and resources.

IF HOLDERS OF OUR CONVERTIBLE PREFERRED STOCKS CONVERT, OUR COMMON STOCK MAY BE DILUTED AND SALES OF THE SHARES MAY REDUCE OUR STOCK PRICE.

     The existence of convertible preferred stocks may make it more difficult for us to raise capital when necessary and may depress the market price of our common stock in any market that may develop for such securities. Future sales of a substantial number of our common shares in the public market could reduce the market price of the stock. It could also impair our ability to raise additional capital by selling more of our common stock.

SINCE OUR SHARES ARE SUBJECT TO SIGNIFICANT PRICE AND VOLUME FLUCTUATIONS, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

     Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospectus. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange of the Nasdaq Stock Market, Inc., you may have difficulty reselling any of the shares you purchase from the selling stockholders.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

     The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standard risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

PROVISIONS  IN  OUR  CHARTER  OR  AGREEMENTS  MAY  PREVENT  OR DELAY A CHANGE OF
CONTROL.

     Provisions of our certificate of incorporation and bylaws as well as provisions of applicable Nevada law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favourable. Our board of directors has the authority to issue up to 200,000,000 shares of common stock and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval. As of December 31, 2000, we have issued the following (or are required to issue additional shares of common stock as the result of our receipt of conversion notices form the holders of the convertible preferred stock so that our capitalization is as follows): (1) 10,600,000 stock options to purchase common stock, (2) 170,957 warrants to purchase common stock, (3) 83,250,000 shares of common stock are issuable upon conversion of preferred stock, and (4) an additional 15,000,000 shares of common stock are issuable upon conversion of preferred stock after the exchange of Zed Preferred Stock for our Series B Preferred Stock. The issuance of additional shares of common stock could, among other things, have the following effect:

- delay, defer or prevent an acquisition or a change in control of our company;

-     discourage  bids  for our common stock at a premium over the market price;
or

- reduce the market price of, and the voting and other rights of the holders of, our common stock.

     Furthermore, we are subject to Nevada laws that could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. In addition, certain provisions of our Certificate of Incorporation and By-laws, and the significant amount of common stock held by our executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

WE  DO  NOT  EXPECT  TO  PAY  DIVIDENDS.

     We have not paid dividends on our common stock or preferred stock and do not expect to do so in the foreseeable future.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     We  currently  lease  office  space  at  the  following  two  locations:

- For InvestAmerica, Inc. we lease approximately 1,000 square feet of office space located at 2078 Prospector Avenue, Park City, Utah, U.S.A. 84060, on a month to month basis for an all-inclusive gross annual rent of approximately $25,000; and

- For Optica and Zed, we lease approximately 6,436 square feet of office space located at #148 - 4664 Lougheed Highway, Burnaby, British Columbia, under a five year lease which expires on July 31, 2004 for annual rent of approximately $43,488, plus our proportionate share of operating expenses.

     We believe that our space is adequate for our immediate needs. These premises are used for office space and as the facility for our computer equipment, and we believe that they are adequately covered by insurance.

ITEM  3.     LEGAL  PROCEEDINGS

     We are a party to two lawsuits involving Daniel Tepper, a California resident licensed to practice law in the State of New York.

Factual  Background

     In the mid-1990s, the corporate predecessor to InvestAmerica, Progressive Polymerics International, Inc. was negotiating a merger with Fidelity Holdings, Inc. ("Fidelity"). When the negotiations collapsed, litigation ensued. The litigation was resolved in a settlement agreement pursuant to which Fidelity transferred approximately 160,000 shares of its common stock (the "Fidelity Stock") to Progressive.

     During the late 1990's, Daniel Tepper filed a number of lawsuits against Progressive. Progressive ultimately settled these lawsuits for, among other things, a $120,000 promissory note and a consulting agreement for legal and business services. The promissory note was secured by a pledge of the Fidelity Stock.

The  First  Nevada  Lawsuit

     On February 8, 1999, Daniel Tepper filed an action (Case Number A399177) against InvestAmerica in Clark County, Nevada District Court (the "First Nevada Lawsuit") asking the Court to award money damages and to declare that he, Mr. Tepper, was InvestAmerica's sole officer and director. In this action, Mr. Tepper alleged that he was the majority shareholder of InvestAmerica (when, in fact, he was only a minority shareholder). InvestAmerica was unaware of this action and, on April 5, 1999, the Court entered a default judgment (the "Nevada Default Judgment") declaring that Mr. Tepper was the sole officer and director of InvestAmerica.

The  California  Action

     In May, 1999, Daniel Tepper obtained another default judgment (the "California Default Judgment") against InvestAmerica in a lawsuit (the "California Action") in the Superior Court of the State of California for the County of Los Angeles. The California Default Judgment ordered InvestAmerica to pay Mr. Tepper $7,289,755.50.

The  Nevada  Action

     On or about July 16, 1999, Mr. Tepper commenced a lawsuit (Case Number A405933) against InvestAmerica (the "Nevada Action") in Clark County, Nevada District Court, asking the Court to domesticate the California Default Judgment in Nevada.

     On or about July 21, 1999, an attorney named Douglas H. Clark filed an Answer in the Nevada Action on behalf of InvestAmerica. It is alleged by InvestAmerica in pleadings filed in the Nevada Action that Mr. Clark represented Mr. Tepper when he obtained the California Default Judgment. On July 26, 1999, Mr. Tepper's attorney in the Nevada Action and Mr. Clark, the attorney purporting to represent InvestAmerica in the Nevada Action, filed a joint motion asking the Court to review and approve a proposed settlement agreement between them. On July 27, 1999, the Court approved, and Mr. Tepper and InvestAmerica entered into, an Agreement (the "Settlement Agreement") pursuant to which InvestAmerica agreed: (i) to issue additional stock to Mr. Tepper sufficient so that he would own 95% of the then issued and outstanding common shares of our company; (ii) that Mr. Tepper had exclusive ownership of the Fidelity Shares;
(iii) to assign to Mr. Tepper all royalties due to InvestAmerica from Fidelity arising out of a Patent Sale and Purchase Agreement between InvestAmerica and Fidelity (the proceeds of which would be used to "liquidate" the California Judgment); and (iv) that Mr. Tepper was InvestAmerica's sole director and its Chief Executive Officer. In return, Mr. Tepper agreed not to levy on the California Default Judgment but only for so long as InvestAmerica did not default under the Settlement Agreement. It should be noted that Mr. Clark, the attorney who InvestAmerica alleges represented Mr. Tepper in the California Action and (purportedly) represented InvestAmerica in the Nevada Action, signed the Settlement Agreement as President of InvestAmerica.

     InvestAmerica was unaware of the First Nevada Lawsuit, the California Action, the Nevada Action, and the default judgments entered in the first two and the Settlement Agreement entered into in the last, until well after the Settlement Agreement was entered into and approved by the Nevada District Court. Upon learning of these matters, InvestAmerica entered into a settlement agreement (the "Second Settlement Agreement") with Mr. Tepper dated December 11, 1999. In the Second Settlement Agreement, Mr. Tepper agreed to relinquish all of his claims against InvestAmerica (including those arising out of the California Action, the First Nevada Lawsuit and the Settlement Agreement) in exchange for the issuance of 4,740,000 shares of our common stock (the "Settlement Stock") and InvestAmerica's release of any claim to the Fidelity Stock. The Second Settlement Agreement also required that Mr. Clark resign from his claimed positions of officer, director and general counsel for InvestAmerica.

     InvestAmerica issued the Settlement Stock but Mr. Tepper has not performed any of his obligations under the Second Settlement Agreement. On May 5, 2000, Mr. Tepper asked the Court in the Nevada Action to require InvestAmerica to exchange the Settlement Stock, which bears a restrictive legend, for an equivalent number of common shares of our common stock without any restrictive legend. Mr. Tepper purported to serve notice of this motion on InvestAmerica by sending a copy of the motion to Mr. Clark. The Court heard Mr. Tepper's motion in a hearing held June 5, 2000, in which Mr. Clark represented to the Court that he was the attorney for InvestAmerica. Mr. Tepper's motion was granted and the Court issued its order (the "June 5 Order") requiring InvestAmerica to exchange the Settlement Stock for an equivalent number of unrestricted shares of our common stock.

     InvestAmerica learned of the June proceedings in the latter part of June, 2000, and retained an attorney to represent it in an effort to get the June 5 Order set aside. On September 12, 2000, InvestAmerica's attorney filed a motion to set aside the June 5 Order on the basis that InvestAmerica had no knowledge of the June proceedings and that the June 5 Order was obtained improperly. A hearing was held on this motion on October 16, 2000, at which the Court continued the matter to December 18, 2000 to give the parties time to get a ruling as to who actually represents InvestAmerica. The December 18, 2000 hearing has been adjourned to January 16, 2001. On January 16, 2000, the Court will hear the parties' arguments concerning who actually represents InvestAmerica.

     At the January 16, 2000 hearing, InvestAmerica will ask the Court to disqualify Mr. Clark from representing InvestAmerica and will ask the Court to set aside the June 5, 2000 order which it alleges were improperly obtained by Mr. Tepper.

The  U.S.  District  Court  Action

     In a lawsuit commenced by Mr. Tepper against Fidelity in the United States District Court for the District of Nevada, InvestAmerica is a defendant because it has asserted an ownership interest in the Fidelity Stock. The position taken by InvestAmerica is based on Mr. Tepper's claims that the Second Settlement Agreement does not apply to or bind him. Essentially, InvestAmerica's position is that if the Second Settlement Agreement is a nullity, as Mr. Tepper would have the Court believe, then InvestAmerica has not agreed to relinquish its rightful claim to the Fidelity Stock.

     Other than as disclosed above, InvestAmerica is not aware of or contemplating any other pending legal proceeding, nor is it at aware of any proceeding that a governmental authority is contemplating.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the year ended September 30, 2000.

     As at September 30, 2000, the Company had 50,000,000 shares of common stock authorized for issuance, of which 31,017,622 shares were issued and outstanding. Based on the number of shares of common stock that are issuable upon conversion of the Series A Preferred Stock and Series B Preferred Stock, we did not have a sufficient number of authorized common shares available. Our board of directors approved an amendment to our Articles of Incorporation to increase the number of authorized common stock from 50,000,000 shares to 200,000,000 shares, and such amendment was approved by our stockholders at a Special Meeting of Shareholders held on October 27, 2000. The amendment to our Articles of Incorporation was filed on November 29, 2000, and accordingly as at December 31, 2000, we had an authorized share capital of 200,000,000 common stock, of which 31,354,160 shares are issued and outstanding.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The shares of our common stock are quoted in the United States on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "INVT". The following table sets forth the range of high and low bid quotations for our common stock for each of the quarters of the fiscal years ended September 30, 2000 and September 30, 1999, and for the quarter ended December 31, 2000. Our common stock began quotation on the OTCBB under the symbol "INVT" on May 27, 1997. Prior to May 27, 1997, there was no public market for our securities. The quotations represent inter-dealer prices without retail markup, mark down or commission and may not necessarily represent actual transactions.

                                             High          Low
                                             ----          ---

Quarter  ended  December  31,  1998         $0.09        $0.02
Quarter  ended  March 31, 1999              $0.05        $0.02
Quarter  ended  June 30, 1999               $0.07       $0.013

Quarter ended September 30, 1999            $0.25        $0.02

Quarter ended December 31, 1999             $3.188       $0.07
Quarter ended March 31, 2000                $11.875     $3.188
Quarter  ended  June 30, 2000               $7.00       $1.156
Quarter  ended  September  30,  2000        $2.125      $0.688

Quarter  ended  December  31,  2000         $1.25        $0.38

     Our shares of common stock are also listed on the Frankfurt Stock Exchange under the symbol "IVK". Our common stock began trading on the Frankfurt Stock Exchange on May 16, 2000. The following table sets forth the high and low share prices for the period indicated below:

                                                       High      Low
                                                       ----      ---
Period from May 16, 2000 to June 30, 2000              3.65     1.65
Quarter  ended  September  30,  2000                   2.25     0.75
Quarter  ended  December  31,  2000                    1.35     0.50

     On December 31, 2000, the closing bid price as quoted by the OTCBB for our common stock was $0.53 and there were 31,354,160 common shares issued and outstanding. Shares of our common stock are issued in registered form. Olde Monmouth Stock Transfer (77 Memorial Parkway, Atlantic Highlands, New Jersey 07716 (telephone: (732) 872-2727, facsimile (732) 872-2728) is the registrar and transfer agent for shares of our common stock. As of December 31, 2000, there were approximately 2,000 holders of record of our common stock. This number of stockholders does not include stockholders who hold our securities in street name.

     We have not issued any cash dividends since our inception, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although there are no restrictions on our ability to pay dividends, the payment of dividends, if any, rests within the discretion of our Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors.

Recent  Sales  of  Unregistered  Securities

Quarter  ended  December  31,  1999

     On November 1, 1999, we issued an aggregate of 5,000,000 common shares (4,500,000 at $0.03 per share and 500,000 at $0.025 per share) to two investors in a transaction private in nature, relying on the exemption from registration in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act and/or Section 4(6) and Rule 504 of Regulation D promulgated under the 1933 Act.

     On November 24, 1999, we granted an aggregate of 6,150,000 options to purchase shares of our common stock to 1 employee, 1 consultant and 4 directors and officers. The options were granted at an exercise price of $1.20 per share, are exercisable until November 24, 2004 and were granted to the employee, consultant and officers and directors in a transaction private in nature, in reliance on Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act.

     On December 7, 1999, we issued an aggregate of 3,000,000 common shares, at a price of $0.5566 per share, to 28 investors in a transaction private in nature, relying on the exemption from registration under Section 4(2) and/or Rule 506 of Regulation D promulgated under the 1933 Act.

     On December 11, 1999, we issued an aggregate of 4,740,000 common shares, to Daniel Tepper in settlement of outstanding litigation, relying on the exemption from registration under Section 4(2) and/or Rule 506 of Regulation D promulgated under the 1933 Act.

     On December 21, 1999, we issued an aggregate of 8,148,555 common shares to 12 investors in a transaction private in nature, relying on Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act.

Quarter  ended  March  31,  2000

     On February 8, 2000, we granted an aggregate of 3,000,000 options to purchase shares of our common stock to 3 employees. The options were granted at an exercise price of $5.25 per share, are exercisable until February 8, 2005 and were granted to the employees in a transaction private in nature, in reliance on
Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act.

     On March 27, 2000, we issued an aggregate of 300,000 common shares, at a price of $5.25 per share, to 3 of our employees, Neil Wieler, Lyle Kerr and Jim Duncan, relying on the exemption from registration under Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act, in consideration of past services rendered by these officers.

     On March 29, 2000, we issued an aggregate of 194,919 common shares, at a price of $3.59 per share, to two investors in a transaction private in nature, relying on the exemption from registration under Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act.

     On April 6, 2000, we granted an aggregate of 735,000 options to purchase shares of our common stock to 1 employee and 1 consultant. The options were granted at an exercise price of $5.94 per share, are exercisable until April 6, 2005 and were granted to the employee and the consultant in a transaction private in nature, in reliance on Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act.

Quarter  ended  June  30,  2000

     We did not issue any common shares from treasury during the quarter ended June 30, 2000.

     On July 21, 2000, we granted an aggregate of 715,000 options to purchase shares of our common stock to 14 employees. The options were granted at an exercise price of $1.41 per share, are exercisable until July 21, 2005 and were granted to the employees and the consultant in a transaction private in nature, in reliance on Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act.

Quarter  ended  September  30,  2000

     We did not issue any common shares from treasury during the quarter ended September 30, 2000.

ITEM  6.     MANAGEMENT'S  PLAN  OF  OPERATION.

     The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors".

General

     We were incorporated in Utah on October 20, 1983. On December 18, 1986, we changed our corporate domicile to Nevada by merging with a Nevada corporation created solely for that purpose. On December 29, 1992, we changed our corporate name to "Progressive Polymerics International, Inc." and acquired all of the issued and outstanding common stock of Progressive Polymerics, Inc. On April 17, 1997, we acquired 100% of the issued and outstanding capital stock of InvestAmerica, Inc. On May 14, 1997, we merged InvestAmerica, Inc. (which was our wholly-owned subsidiary) into Progressive Polymerics International, Inc. and changed the name of the survivor corporation to InvestAmerica, Inc.

     On March 15, 2000, we acquired 100% of the issued and outstanding shares of Optica by way of a share exchange reorganization. See Item 1 - "Description of Business" for more details on this acquisition. Since incorporation, Optica has been in the business of developing a fiber optic network over which it intends to provide optical wavelength and multimedia bandwidth services, including internet, voice and data communications, video and steaming media.

     On July 7, 2000, we acquired 100% of the issued and outstanding common shares of Zed by way of a purchase of shares and a share exchange reorganization. In the share purchase, we paid an aggregate of $5,000,000 for approximately 77% of the issued and outstanding common shares of Zed. We acquired the balance of the common shares by causing Zed to issue 50,000 shares of Class D Preferred Stock of Zed. One shareholder owns these shares of preferred stock, which are exchangeable for an aggregate of 50,000 shares of our Series B Preferred Stock. See Item 1 - "Description of Business" for more details on this acquisition. Since incorporation, Zed has been in the business of providing data communications and network systems solutions, including network design, installation, commissioning, security and maintenance.

     We will continue operating both of these business in the next twelve months.

Plan  of  Operation

     For  Optica,  our  primary  objectives  in  the  next 12 months will be to:

- purchase up to 20,000 route miles of fiber optic cable, linking over fifty major metropolitan areas in North America;

- arrange for the purchase, installation and maintenance of the hardware necessary to activate and operate the fiber optic network;

-     engineer  the fiber optic network for maximum flexibility and quality; and

-     implement,  activate  and test selected routes of our fiber optic network.

     For  Zed,  our  primary  objectives  in  the  next  12  months  will be to:

-     increase  sales  to  past  and  current  customers;  and

-     identify  and  sell  to  new  customers;  and

-     adjust  product  and service offerings to meet customer needs and demands.

     We anticipate we will be able to complete the plan of operations if we can raise a significant amount of additional financing. Our actual expenditures and business plan may significantly differ from those anticipated in our plan of operations. We may decide not to pursue our plan of operations or we may modify our plan of operations depending on the amount of financing that we are able to raise. We do not currently have any arrangement in place for any debt or equity financing which would enable us to satisfy the cash requirements required by our plan of operations.

     We anticipate incurring further operating losses in the foreseeable future. We base this expectation in part on the assumption that we will incur substantial operating and capital expenses in completing our plan of operations. Our future financial results are also uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

- willingness of external investors to advance significant capital to us to finance our purchases of fiber optic hardware and cable and to implement our business plan and plan of operations;

- general economic conditions, government regulations and increased industry competition;

- uncertainty regarding whether our suppliers will be able to provide us with the required fiber optic hardware and cable in a timely fashion;

-     whether  our  fiber  optic  network  can  be  successfully  deployed;

- whether there will be a market for our optical bandwidth services once the development of our fiber optic network is completed; and

- whether demand for our optical bandwidth services will be adequate to support economically viable continued operations.

     Due to our lack of operating history, there exists substantial doubt about our ability to continue as a going concern as described in our independent accountant's report on, and the notes to, the consolidated financial statements for the year ended September 30, 2000.

Cash  Requirements

     We will require a minimum of approximately $286 million over the period ending September 30, 2001 in order to accomplish our goals. The cash requirements are based on our estimates for operational costs for the period ending September 30, 2001.

     For Optica, we estimate that approximately $250 million is required for the purchase of fiber optic network hardware, $25,000,000 for the purchase of up to 20,000 route miles of fiber optic cable, $4.5 million is required to implement and test the fiber optic network, to hire project management staff, to implement our planned sales and marketing program and for other operating expenses.

     For Zed, we estimate that approximately $200,000 is required for debt repayment, $300,000 is required to implement our planned sales and marketing program and $500,000 will be required for acquisition or expansion.

     The balance of $5.5 million will be required to repay debt of $5 million and to support general corporate expenses, including the purchase of computer hardware and software, office furniture and equipment, other information technology equipment, expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses.

     We believe we have sufficient funds to pay for ongoing operating costs and capital expenditures through January 31, 2001. We intend to obtain the balance of the cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants and stock options or by obtaining further debt financing.

Future  Research,  Development  and  Operations

     The purchase of fiber optic network equipment and fiber optic cable will represent the first phase of a planned multi-phase deployment of an extensive international fiber optic network. This first phase which we call the "Stage One Network" will be located entirely in North America. Optica plans to use the Stage One Network to serve the 50 largest North American cities (measured by population).

     We intend to purchase the fiber optic network hardware and up to 20,000 miles of fiber optic cable by June 30, 2001. Although we have identified several suppliers of fiber optic cable and hardware, we have not entered into any binding arrangements for the supply of such materials. On December 15, 2000, Optica signed a non-binding letter of intent with a major fiber optical equipment manufacturer and is proceeding with negotiations to finalize the terms of a supply agreement for the purchase of approximately $675,000,000 worth of fiber optic network hardware over the next two years. We anticipate implementing, activating and testing selected routes of our fiber optic network in November, 2001 with the full fiber optic network being deployed by the end of the fourth quarter of the year ended September 30, 2001 as warranted by sales and customer demand. We anticipate commencing the provision of optical bandwidth services by September 30, 2001. We will be required to hire 6 project management staff in connection with the development of our fiber optic network and we anticipate hiring some of those personnel by June 30, 2001. Finally, we anticipate implementing our planned sales and marketing program by June 30, 2001.

     With respect to Zed, we intend to hire additional persons in sales and to conduct a telemarketing program in an effort to increase our sales to past and current customers. The additional sales and marketing personnel will also focus on identifying and contacting new customers. We will also continue to monitor and adjust our product and service offerings to keep pace with new technology and ever changing customer demand.

Marketing

     In  order  to  increase  Zed's  sales  volume, we plan to do the following:

-     hire  a  seasoned  sales  director;

-     hire  additional  sales  staff;

-     negotiate  with  current  and  additional  hardware  vendors;  and

-     operate  a  telemarketing  program.

     For Optica, we expect that our primary customers for our optical bandwidth services will include competitive local exchange carriers, data oriented local exchange carriers, internet service providers, inter-exchange carriers and incumbent local exchange carriers. In order to compete in the existing markets for our products and generate consumer awareness, we will be required to undertake a very aggressive advertising and marketing campaign. This will require us to place advertisements in several key trade magazine and publication as well as exhibiting our software products at the major tradeshows held throughout the year.

Personnel

     As of September 30, 2000, we had 18 (21 with consultants) permanent employees with 12 in the area of corporate administration, 6 in technology and service and 3 in sales. In the next 12 months, we plan to expand our total number of permanent employees in these same departments to approximately 70 with 5 additional part-time employees.

Purchase  or  Sale  of  Equipment

     Other than the purchases planned by Optica for fiber optic network hardware and fiber optic cable, we do not anticipate that we will expend any significant amount on equipment for our present or future operations.

ITEM  7.     FINANCIAL  STATEMENTS

     Our consolidated financial statements are stated in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

     The consolidated financial statements are attached hereto and are found immediately following the text of this Annual Report. The Independent Auditors' Report of January 12, 2001, on the consolidated audited financial statements for the fiscal years ended September 30, 2000 and 1999 is included herein immediately preceding the audited financial statements.

     The  Company's  Consolidated  Audited  Financial  Statements  include:

     Independent  Auditors'  Report,  dated  January  12,  2001

     Consolidated  Balance  Sheets  at  September  30,  2000  and  1999

     Consolidated Statements of Operations for the years ended September 30, 2000 and 1999.

     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the cumulative period from October 1, 1998 to September 30, 2000.

     Consolidated Statements of Cash Flows for the years ended September 30, 2000 and 1999.

     Summary  of  Significant  Accounting  Policies.

     Notes  to  the  Consolidated  Financial  Statements.

Auditors'  Report  and  Consolidated  Financial  Statements  of


INVESTAMERICA,  INC.


September  30,  2000  and  1999

                          INDEPENDENT AUDITORS' REPORT


To  the  Stockholders  of
InvestAmerica,  Inc.


We have audited the accompanying consolidated balance sheets of InvestAmerica, Inc. as at September 30, 2000 and 1999 and the consolidated statements of operations and stockholders' equity and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InvestAmerica, Inc. as at September 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses since inception and, as of September 30, 2000, has negative working capital which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/  Deloitte  &  Touche

Vancouver,  Canada
January  12,  2001


                                      INVESTAMERICA, INC.
                                  CONSOLIDATED BALANCE SHEETS
                              (EXPRESSED IN UNITED STATES DOLLARS)


                                                                            September 30,
                                                                      -------------------------
ASSETS                                                                     2000          1999
                                                                      ---------------  --------
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $       70,533   $     -
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .         404,971     3,738
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,547         -
                                                                      ---------------  --------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . .         490,051     3,738

Long-term investment . . . . . . . . . . . . . . . . . . . . . . . .       4,000,000         -
Property and equipment, net. . . . . . . . . . . . . . . . . . . . .         126,374         -
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,742,949         -
                                                                      ---------------  --------

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   30,359,374   $ 3,738
                                                                      ---------------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities . . . . . . . . . . . . . .  $      588,057   $ 4,627
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,039,755         -
Due to related party . . . . . . . . . . . . . . . . . . . . . . . .       2,268,345         -
Total current liabilities. . . . . . . . . . . . . . . . . . . . . .       9,896,157     4,627
                                                                      ---------------  --------

Continuing operations (Note 1)
Commitments and contingencies (Note 11)

Stockholders' equity (deficit):

Preferred stock, undesignated, par value $.001, authorized shares -
5,000,000 at September 30, 2000 and none at September 30, 1999; no
shares issued and outstanding .. . . . . . . . . . . . . . . . . . .               -         -

Series A convertible preferred stock, par value $.001, authorized, issued and outstanding shares - 450,000 at September 31, 2000 and
none at September 30, 1999 . . . . . . . . . . . . . . . . . . . . .             450         -

Series B convertible preferred stock, par value $.001, authorized, issued and outstanding - none at September 30, 2000 and none
at September 30, 1999. . . . . . . . . . . . . . . . . . . . . . . .               -         -

Equity conversion right. . . . . . . . . . . . . . . . . . . . . . .      22,218,750         -

Common stock $.001 par value, authorized shares - 50,000,000 at
   September 30, 2000 and at September 30, 1999;  issued and
   outstanding shares - 31,017,622 and 9,859,148 at September 30,
   2000 and September 30, 1999 respectively. . . . . . . . . . . . .          31,017     3,670
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .       6,078,607         -
Deferred share-based compensation. . . . . . . . . . . . . . . . . .      (3,020,187)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .      (4,845,420)   (4,559)
                                                                      ---------------  --------
Total stockholders' equity (deficit) . . . . . . . . . . . . . . . .      20,463,217      (889)
Total liabilities and stockholders' equity (deficit) . . . . . . . .  $   30,359,374   $ 3,738
                                                                      ---------------  --------

See Accompanying Notes to these Consolidated Financial Statements





                                      INVESTAMERICA, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             (EXPRESSED IN UNITED STATES DOLLARS)


                                                                         Years ended
                                                                         September 30,
                                                                    --------------------------
                                                                        2000          1999
                                                                    ------------  ------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,293,690   $         -

Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . .      890,939             -
                                                                    ------------  ------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .      402,751             -

Operating expenses:
Selling, general and administrative (including amortization of deferred compensation expense of $740,543 and share-based
compensation expense of $1,575,000)                      . . . . .    3,625,652         4,559
Amortization of goodwill . . . . . . . . . . . . . . . . . . . . .    1,354,892             -
                                                                    ------------  ------------
Total operating expenses . . . . . . . . . . . . . . . . . . . . .    4,980,544         4,559
                                                                    ------------  ------------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . .   (4,577,793)       (4,559)

Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .     (263,068)            -

Loss before income taxes . . . . . . . . . . . . . . . . . . . . .   (4,840,861)       (4,559)

Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
                                                                    ------------  ------------

Loss for the period. . . . . . . . . . . . . . . . . . . . . . . .  $(4,840,861)  $    (4,559)
                                                                    ============  ============


Loss per share:
Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.05)        (0.00)

Weighted average number of shares used to calculate
loss per share:
Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   98,744,920    83,254,000



See Accompanying Notes to these Consolidated Financial Statements


                                                     INVESTAMERICA, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             (EXPRESSED IN UNITED STATES DOLLARS)


                                        Convertible             Equity                           Additional        Deferred
                                      Preferred Stock         Conversion     Common Stock          Paid-in      share-based
                                           Shares   Amount      Right       Shares      Amount     Capital      compensation
                                           -------  -------  -----------  -----------  --------  ------------  --------------
Balance, October 1, 1998
(InvestAmerica) . . . . . . . . . . . . .        -  $     -  $         -   9,859,148   $ 9,859   $ 1,777,180   $
Net loss. . . . . . . . . . . . . . . . .        -        -            -           -         -             -               -
                                           -------  -------  -----------  -----------  --------  ------------  --------------
Balance, September 30, 1999 . . . . . . .        -        -            -   9,859,148     9,859     1,777,180               -
                                                 -
Shares issued on settlement of lawsuit. .        -        -            -   4,740,000     4,740     7,368,154               -
Shares issued for cash. . . . . . . . . .        -        -            -  16,148,555    16,148       699,059               -
Cancelled shares. . . . . . . . . . . . .        -        -            -    (225,000)     (225)       (5,975)              -
Net income. . . . . . . . . . . . . . . .        -        -            -           -         -             -               -
                                           -------  -------  -----------  -----------  --------  ------------  --------------
Balance, March 15, 2000 . . . . . . . . .        -        -            -  30,522,703    30,522     9,838,418               -
Adjustment for reverse. . . . . . . . . .        -
acquisition on March 15, 2000 . . . . . .        -        -            -           -         -    (9,865,270)              -
                                           -------  -------
                                                 -        -            -  30,522,703    30,522       (26,852)              -
                                           -------  -------  -----------  -----------  --------  ------------  --------------
Issued on acquisition of. . . . . . . . .        -
Optica (Note 3) . . . . . . . . . . . . .  450,000      450            -           -         -        70,184               -
Value of equity conversion right issued .        -
upon acquisition of Zed (Note 3). . . . .        -        -   22,218,750           -         -             -               -
Compensation expense. . . . . . . . . . .        -        -            -     300,000       300     1,574,700               -
Issued for cash . . . . . . . . . . . . .        -        -            -     194,919       195       699,845               -
Deferred share-based compensation . . . .        -        -            -           -         -     3,760,730      (3,760,730)
Amortization of share-based compensation.        -        -            -           -         -             -         740,543
Net loss. . . . . . . . . . . . . . . . .        -        -            -           -         -             -               -
                                           -------  -------  -----------  -----------  --------  ------------  --------------
Balance, September 30, 2000 . . . . . . .  450,000  $   450  $22,218,750  31,017,622   $31,017   $ 6,078,607   $  (3,020,187)
                                           -------  -------  -----------  -----------  --------  ------------  --------------

                                                              Total
                                            Accumulated     Stockholders
                                             Deficit      Equity (Deficit)
                                           -------------  -----------------
Balance, October 1, 1998
(InvestAmerica) . . . . . . . . . . . . .  $ (3,005,878)  $     (1,218,839)
Net loss. . . . . . . . . . . . . . . . .    (7,248,213)        (7,248,213)
                                           -------------  -----------------
Balance, September 30, 1999 . . . . . . .   (10,254,091)        (8,467,052)

Shares issued on settlement of lawsuit. .             -          7,372,894
Shares issued for cash. . . . . . . . . .             -            715,207
Cancelled shares. . . . . . . . . . . . .             -             (6,200)
Net income. . . . . . . . . . . . . . . .       455,785            455,785
                                           -------------  -----------------
Balance, March 15, 2000 . . . . . . . . .    (9,798,306)            70,634
Adjustment for reverse
acquisition on March 15, 2000 . . . . . .     9,793,747            (71,523)

                                                 (4,559)              (889)
                                           -------------  -----------------
Issued on acquisition of
Optica (Note 3) . . . . . . . . . . . . .             -             70,634
Value of equity conversion right issued
upon acquisition of Zed (Note 3). . . . .             -         22,218,750
Compensation expense. . . . . . . . . . .             -          1,575,000
Issued for cash . . . . . . . . . . . . .             -            700,040
Deferred share-based compensation . . . .             -                  -
Amortization of share-based compensation.             -            740,543
Net loss. . . . . . . . . . . . . . . . .    (4,840,861)        (4,840,861)
                                           -------------
Balance, September 30, 2000 . . . . . . .  $ (4,845,420)  $     20,463,217
                                           -------------  -----------------


See Accompanying Notes to these Consolidated Financial Statements.


                               INVESTAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (EXPRESSED IN UNITED STATES DOLLARS)

                                                                 Years ended
                                                                 September 30,
                                                           ----------------------
                                                               2000        1999
                                                           ------------  --------
Cash flows from operating activities:
Net loss for the period . . . . . . . . . . . . . . . . .  $(4,840,861)  $(4,559)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization of goodwill. . . . . . . . . . . . . . . . .    1,354,892         -
Amortization of deferred share-based compensation . . . .      740,543         -
Depreciation. . . . . . . . . . . . . . . . . . . . . . .       14,369         -
Compensation expense. . . . . . . . . . . . . . . . . . .    1,575,000         -
Change in operating assets and liabilities:
Accounts receivable . . . . . . . . . . . . . . . . . . .    4,354,048    (3,738)
Inventories . . . . . . . . . . . . . . . . . . . . . . .      691,236         -
Accounts payable. . . . . . . . . . . . . . . . . . . . .   (1,384,423)    4,627
                                                           ------------  --------
Net cash provided by (used in) operating activities . . .    2,504,804    (3,670)
                                                           ------------  --------

Cash flows from investing activities:
Purchase of Optica, net of cash acquired of $409,066. . .      409,066         -
Purchase of property and equipment. . . . . . . . . . . .      (15,841)        -
Purchase of long-term investment. . . . . . . . . . . . .   (4,000,000)        -
Purchase of Zed, net of cash acquired of $41,031. . . . .   (4,958,969)        -
Net cash used in investing activities . . . . . . . . . .   (8,565,744)        -
                                                           ------------  --------

Cash flows from financing activities
Proceeds from issuance of  notes payable. . . . . . . . .    3,163,088         -
Proceeds from shareholder loan. . . . . . . . . . . . . .    2,268,345         -
Proceeds from issuance of common shares . . . . . . . . .      700,040
Net cash provided by financing activities . . . . . . . .    6,131,473         -
                                                           ------------  --------
Net increase in cash. . . . . . . . . . . . . . . . . . .       70,533    (3,670)
Cash and cash equivalents, beginning of period. . . . . .            -         -
                                                           ------------  --------
Cash and cash equivalents, end of period. . . . . . . . .  $    70,533   $(3,670)
                                                           ============  ========

SUPPLEMENTAL NON-CASH INVESTING AND
   FINANCING DISCLOSURE
Acquisition of Optica by issuance of Class A Convertible
   Preferred Stock. . . . . . . . . . . . . . . . . . . .  $    70,634   $     -
Acquisition of Zed by issuance of equity conversion right   22,218,750         -
                                                           ------------  --------
                                                           $22,289,384   $     -
                                                           ============  ========


See Accompanying Notes to these Consolidated Financial Statements.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

1.     CONTINUING  OPERATIONS

The financial statements of InvestAmerica, Inc. ("InvestAmerica") have been prepared in accordance with accounting principles generally accepted in the United States (U.S.). InvestAmerica is a public company listed on the NASDAQ OTC Bulletin Board.

The Company, through its subsidiary, Zed Data Systems Corp., provides public and private sector end users with data communication solutions across North America. These services primarily include system design and installation.

The Company was considered a development stage company in prior years and for part of the current year. As a development stage company, the principal activities of the company included developing business plans and raising capital financing. The Company's operations effectively began in the last quarter of fiscal 2000 when it acquired Zed Data Systems Corp., an operating company that is a value added reseller of data communications equipment.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2000, the Company had negative working capital of $9,406,106. For the year ended September 30, 2000, the Company incurred a net loss of $4,840,861, had significant sales concentration (see Note 2), and is reliant on current and future stockholders' financial support to assist in meeting cash flow needs.

Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Alternatives being considered by management include, among others, obtaining financing from new lenders, obtaining vendor financing, and issuance of additional equity. The Company believes these measures will provide liquidity for it to continue as a going concern throughout fiscal 2001, however, management can provide no assurance with regard thereto. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Use  of  Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the accounting for doubtful accounts, carrying value of long-term investments, depreciation and amortization, taxes and contingencies. Actual results may differ from those estimates.

Revenue  Recognition

The Company generates revenue primarily from the sale of data communications equipment. Revenue is recognized where persuasive evidence of an arrangement exists, delivery and installation is complete, the fee is fixed or determinable and collection is probable. If uncertainty exists about customer acceptance, revenue is deferred until acceptance occurs.

Cash  and  Cash  Equivalents

Cash consists of current account balances with major US and Canadian financial institutions with terms of less than 90 days.

Long-Term  Investment

As at September 30, 2000, InvestAmerica's long-term investment consists solely of an investment in preferred shares accounted for under the cost method.

Fair  Value  of  Financial  Instruments

At September 30, 2000 and 1999, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, available-for-sale investments, accounts payable and accrued liabilities and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and notes payable approximates their fair value based on their liquidity and/or short-term nature.

Inventories

Inventories, consisting entirely of finished goods, are valued at the lower of laid-down cost or net realizable value and are accounted for using the specific cost method. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Property  and  Equipment

Property and equipment are recorded at cost less accumulated depreciation. The carrying value of property and equipment is reviewed periodically for any impairment in value. Depreciation of property and equipment is provided using the following rates and methods:

Computer  hardware                         30%  declining  balance
Computer  software                         2  years  straight  line
Office  furniture  and  equipment          20%  declining  balance

Goodwill

Goodwill is carried at cost less accumulated amortization and is amortized on a straight line basis over the economic lives of the respective assets, generally five years.

Impairment  of  Long-Lived  Assets

The Company makes periodic reviews for the impairment of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standard ("SFAS") No. 121, an impairment loss would be recognized when estimates of undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No such impairment losses have been identified by the Company for the periods ended September 30, 2000 and 1999.

Concentration  of  Credit  Risk  and  Economic  Dependence

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, short-term investments and accounts receivable. Cash is custodied with high-quality financial institutions and short term investments are made in investment grade securities to mitigate exposure to credit risk. The Company had revenues from one customer during the year ended September 30, 2000 that accounted for 79% of equipment sales and 25% of trade accounts receivable as at September 30, 2000.

Foreign  Currency  Translation

The functional currency of the Company and its subsidiaries is the US dollar. Assets and liabilities denominated in other than the US dollars are translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions and translation are recorded in the statements of operations.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense is included in selling, general and administrative operating expenses and amounts to $25,900 and $Nil in the years ended September 30, 2000 and 1999, respectively.

Income  Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement provides for a liability approach under which deferred income taxes are provided based on currently enacted tax laws and rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Segmented  Information

Currently, the Company is principally engaged in providing data communications solutions within North America. Accordingly, the Company considers itself to be in a single industry and geographic segment. All of the Company's long lived assets are owned by its wholly-owned subsidiary, Zed Data Systems Corp. which operates exclusively in North America. The Company allocates revenue based on the location of the customer, all of which are located in North America.

Stock-Based  Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS 123 in Note
13. Deferred compensation charges arise from those situations where options are granted at an exercise price lower than the fair value of the underlying common shares. These amounts are amortized as charges to operations over the vesting periods of the individual stock options.

Loss  Per  Common  Share

Basic earnings per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. For purposes of this calculation, since Series A Preferred Stock and the Series B Preferred Stock issuable under the equity conversion right are convertible into common shares, they have been considered common share equivalents and reflected accordingly.

Comprehensive  Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no comprehensive income items, other than the net loss in any of the periods presented.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB subsequently issued SFAS No. 137 which delayed the required effective date for adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 as amended by SFAS No. 137 in the first quarter of fiscal year 2001. The Company does not expect that adoption of this standard will have a material effect on its consolidated financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation. Effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. The application of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Although SAB No. 101 does not change any of the existing rules on revenue recognition, it draws upon existing rules and explains how the SEC staff applies those rules, by analogy, to other transactions that existing rules do not specifically address. SAB No. 101, as amended by SAB No. 101B, becomes effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Company management believes that the adoption of SAB No. 101 does not have a significant effect on its consolidated results of operations and financial position.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

3.     BUSINESS  ACQUISITIONS

Optica  Communications  International  Inc.

Effective March 15, 2000, the Company acquired 100% of the issued and outstanding common stock of Optica Communications International Inc., a British Virgin Islands corporation ("Optica") and sole shareholder of Optica Communications Inc., a British Columbia corporation, and Optica Communications Inc., a Nevada incorporated company, both of which are start-up companies. The shares of Optica were acquired in consideration for 450,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"). Each Series A Preferred Stock is convertible into 185 shares of common stock and has 185 votes per Series A Preferred Stock. An aggregate 83,250,000 shares of common stock are issuable upon conversion of all of the Series A Preferred Stock. If converted, the holders of the Series A Preferred Stock would own approximately 73% of the Company's outstanding common stock based on the 30,522,703 common stock outstanding at the date of this transaction. As the shareholders of Optica have the ability to control the Company subsequent to the business combination, Optica was identified as the acquirer in the business combination and the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. However, no goodwill has been recorded as the Company was a non-operating public shell corporation prior to March 15, 2000. Optica was incorporated on April 27, 1998. Optica was dormant until the year ended September 30, 1999.

The purchase price of $70,634 represents the net tangible assets of the Company. The total consideration was allocated based on estimated fair values of the Company's assets and liabilities on the acquisition date as follows:




Cash and cash equivalents. . . .  $   409,066
Other assets . . . . . . . . . .    4,020,575
                                  $ 4,429,641
                                  ------------
Less:
Current liabilities. . . . . . .  $  (526,241)
Other liabilities. . . . . . . .   (3,832,766)
                                  $(4,359,007)
                                  ------------
Net identifiable assets acquired  $    70,634
                                  ============



Zed  Data  Systems  Corp.

Effective July 7, 2000, the Company acquired all of the issued and outstanding common shares of Zed Data Systems Corp., a British Columbia, Canada corporation ("Zed") for the payment of a $5,000,000 promissory note and has agreed to exchange 50,000 Class D Preferred shares of Zed for 50,000 Series B Preferred shares of the Company at the option of the vendor. The Series B Preferred shares are convertible into 15,000,000 common shares of the Company. This conversion right has been valued at $22,218,750 and has been recorded as Additional Paid-in Capital.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

3.     BUSINESS  ACQUISITIONS  (CONTINUED)

Zed  Data  Systems  Corp.  (Continued)

Zed is a value added reseller of data communications equipment. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Zed are included in the consolidated statement of loss since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. The total consideration was allocated based on estimated fair values on the acquisition date as follows:




Current assets . . . . . . . . .  $ 1,481,520
Other assets . . . . . . . . . .      124,902
                                  ------------
                                    1,606,422
Less:  Current liabilities . . .   (1,485,513)
                                  ------------
Net identifiable assets acquired      120,909
Goodwill . . . . . . . . . . . .   27,097,841
                                  ------------
Purchase price . . . . . . . . .  $27,218,750
                                  ============


In connection with finalizing the purchase price allocation of this transaction, the Company is currently evaluating the fair value of the assets acquired and liabilities assumed. Using this information, the Company will make a final allocation of the purchase price. Accordingly, the purchase accounting information is preliminary.

Pro  Forma  Information

The following table presents the unaudited pro forma results of operations for informational purposes, assuming InvestAmerica had acquired Zed Data and Optica at the beginning of the 1999 fiscal year.



                        Year ended September 30,
                       ---------------------------
                           2000          1999
                       ------------  -------------
                       (unaudited)
Net revenues. . . . .  $ 7,191,599   $  1,888,956
Net Loss. . . . . . .  $(6,265,018)  $(12,890,013)
Basic loss per share.        (0.06)         (0.15)


The pro forma results of operations give effect to certain adjustments, including amortization of goodwill. The information may not necessarily be indicative of the future combined results of operations of InvestAmerica, Optica and Zed.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

4.     ACCOUNTS  RECEIVABLE



                                    September 30,
                                    -------------

                                   2000      1999
                                 ---------  ------
Trade accounts receivable . . .  $451,082   $    -
Note receivable . . . . . . . .     9,462        -
Income taxes receivable . . . .    17,958        -
Other accounts receivable . . .     7,446    3,738
Allowance for doubtful accounts   (80,977)       -
                                 ---------  ------
Accounts receivable . . . . . .  $404,971   $3,738
                                 =========  ======



The  note  receivable  does  not  bear  interest  and  is  unsecured.


5.     LONG-TERM  INVESTMENT

Pursuant to a subscription agreement between the Company and Omnigon International Ltd. ("Omnigon"), a British Virgin Island International business company, dated January 21, 2000, the Company agreed to purchase 833,333 shares of Omnigon Class C Preferred Stock at US$6 per share for an aggregate purchase price of $5,000,000. The Class C Preferred Stock is convertible at any time into Common Stock of Omnigon on a 1-for-1 basis. In consideration, the Company paid cash of $4,000,000 and issued a note payable dated April 10, 2000 for $1,000,000 due June 9, 2000. Prior to September 30, 2000, at the request of the Company, Omnigon returned and cancelled the note, leaving InvestAmerica owner of 666,667 shares of Class C Preferred Stock. Upon conversion into common shares, the Company's interest in Omnigon is less than 5%. Omnigon is a private development stage company and currently has no revenues operating in the communications industry. As Omnigon is not a publicly traded company and currently has no revenues, it is impracticable to determine the fair market value of its shares. Management has the ability to and intends to hold these shares for a period greater than one year.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

6.     PROPERTY  AND  EQUIPMENT


                              September  30,
                                  2000
                                --------
Cost:
Computer hardware. . . . . . .  $101,309
Computer software. . . . . . .     8,668
Office furniture and equipment    28,168
                                $138,145
                                --------
Less accumulated depreciation:
Computer hardware. . . . . . .     8,181
Computer software. . . . . . .     2,032
Office furniture and equipment     1,558
                                --------
                                  11,771
                                --------
Property and equipment, net. .  $126,374
                                ========

7.     GOODWILL


                                 September  30,
                                     2000
                                 ------------
Goodwill. . . . . . . . . . . .  $27,097,841
Less:  Accumulated amortization   (1,354,892)
                                 ------------
Goodwill, net . . . . . . . . .  $25,742,949
                                 ============



8.     ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

The  components  of  accounts  payable  and accrued liabilities were as follows:


                                                        September 30,
                                                      -----------------
                                                         2000     1999
                                                       --------  ------
Trade accounts payable. . . . . . . . . . . . . . . .  $185,542  $4,627
Accrued compensation. . . . . . . . . . . . . . . . .    79,403       -
Accrued interest due to related parties (see Note 15)   323,112       -
                                                       --------  ------
Accounts payable and accrued liabilities. . . . . . .  $588,057  $4,627
                                                       ========  ======


9.     NOTES PAYABLE


                                 September 30,
                                      2000
                                   ----------
Smith Shelf Company Number 15 Ltd  $3,930,635
Ewing Consulting Corp . . . . . .     703,275
Due to shareholder/director . . .     366,090
                                   ----------
                                    5,000,000
Due to shareholder and director .   2,000,000
Global Futures Corporation. . . .      39,755
                                   ----------
Notes payable . . . . . . . . . .  $7,039,755
                                   ==========

The notes payable to Smith Shelf Company Number 15 Ltd. and Ewing Consulting Corp., both related parties of the Company with a shareholder and director in common, and the amount due to shareholder/director arose pursuant to the purchase of Zed Data Systems Corp. (see Note 3). The notes are payable in 6 equal monthly installments, each such installment aggregating $715,000 commencing February 28, 2001, followed by one final installment aggregating $710,000 on August 31, 2001. The notes bear interest at 12% per annum and are secured by a security interest in the Company's assets including shares of Zed common stock.

The note payable to a shareholder and director consists of a $2,000,000 note bearing interest at 12% per annum, is unsecured and has no fixed repayment terms.

The note payable to Global Futures Corporation, a related party of the Company with a director in common, bears interest at 10% per annum, has no fixed repayments terms, is unsecured and is due on demand.


10.     DUE  TO  RELATED  PARTY

In addition to the $2,000,000 note payable described above, an amount is due to a shareholder and director of the Company in respect of expenses incurred by the individual on behalf of InvestAmerica. The amount bears no fixed repayment terms, does not bear interest and is unsecured.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

11.     COMMITMENTS  AND  CONTINGENCIES

Operating  Leases

The Company leases office facilities under operating leases. Future minimum operating lease payments for the years ending September 30 are due as follows:


        2001                            $     65,748
        2002                                  66,190
        2003                                  66,190
        2004                                  55,160
                                        ------------
                                        $    253,288
                                        ============

Rent expense totaled approximately $20,959 for the year ended September 30, 2000 and $Nil for the year ended September 30, 1999.

Contingency

During fiscal 1999, a shareholder of the Company (the "Shareholder") obtained two default judgments against the Company, one of which was for the payment of money. The Shareholder alleges that the Company settled the matters addressed in these two default judgments in a settlement agreement (the "First Settlement Agreement") whereby the Company agreed to (i) issue common shares to the Shareholder such that he would then own 95% of the total amount of issued and outstanding common shares; (ii) deem the Shareholder the rightful owner of certain common shares issued by Fidelity Holdings, Inc.(the "Fidelity Shares") and certain royalties owed by a third party (the "Royalties"); and (iii) recognize the Shareholder as the Company's sole director and Chief Executive Officer.

The Company claims that the First Settlement Agreement was obtained without management's knowledge Upon becoming aware of the First Settlement Agreement, the Company entered into a second settlement agreement (the "Second Settlement Agreement") with the Shareholder in which the Shareholder relinquished his claims to the matters established in the First Settlement Agreement in exchange for (i) 4,740,000 common shares of the Company (the "Settlement Shares"); and
(ii) the Company's agreement that the Shareholder is the rightful owner of the Fidelity Shares and the Royalties. The financial statements have been presented to reflect the Second Settlement Agreement.

Subsequent to the date of the Second Settlement Agreement, the Company issued the Settlement Shares. The certificate evidencing the Settlement Shares had a restrictive legend on it. The Shareholder arranged for the Court to require the Company to re-issue the Settlement Shares without any restrictive legend. The Company alleges that it did not receive notice of the hearing on this matter and that the Court's order with respect to it was obtained improperly.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

11.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Contingency  (continued)

The Shareholder has also sued Fidelity Holdings, Inc. in a separate action in United States District Court, in which ownership of the Fidelity Shares is an issue. The Shareholder takes the position in this action that the Second Settlement Agreement does not bind him. The Company has entered an appearance in this action to assert that if the Second Settlement Agreement does not apply to the Shareholder, then the Company asserts ownership to the Fidelity Shares.

Management  is  uncertain  as  to  the  resolution  of this matter at this time.


12.     SHAREHOLDERS'  EQUITY  (DEFICIT)

(a)     Series  A  Preferred  Stock

Series A Preferred Stock carry rights to receive cumulative dividends, are voting and are convertible into 185 shares of Common Stock at the option of the holder at any time, subject to adjustment under certain circumstances. The Company requires the affirmative consent of two-thirds of the Series A Preferred Stockholders prior to liquidation, selling principle assets, merging or consolidated the Company, declaring dividends, or making changes in the authorized capital stock of the Company or issuing additional preferred shares. The Company may, at its option, require all Series A Preferred Stockholders to convert their shares of Series A Preferred Stock into shares of Common Stock at any time on or after the closing of the sale of shares of Common Stock in an underwritten public offering pursuant to a registration statement under the Securities Act of 1933 of the United States, as amended, resulting in at least $50 million of gross proceeds to the Company, or the closing by the Company of a merger or reorganization pursuant to which the Company is not the entity surviving such merger or reorganization. In the event of a liquidation, dissolution or winding up of the Company, Series A Preferred Stockholders will be entitled to an amount equal to $0.10 per share, before payment has been made to Series B Preferred Stockholders. The Company issued 450,000 Series A Preferred Stock during the year (See Note 3).

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

12.     SHAREHOLDERS'  EQUITY  (DEFICIT)  (CONTINUED)

(b)     Series  B  Preferred  Stock

Series B Preferred Stock carry rights to receive cumulative dividends, are voting and are convertible into 300 shares of Common Stock at the option of the holder at any time, subject to adjustment under certain circumstances. The Company requires the affirmative consent of two-thirds of the Series B Preferred Stockholders prior to liquidation, selling principle assets, merging or consolidated the Company, declaring dividends, or making changes in the authorized capital stock of the Company or issuing additional preferred shares. The Company may, at its option, require all Series B Preferred Stockholders to convert their shares of Series B Preferred Stock into shares of Common Stock at any time on or after the closing of the sale of shares of Common Stock in an underwritten public offering pursuant to a registration statement under the Securities Act of 1933 of the United States, as amended, resulting in at least $50 million of gross proceeds to the Company, or the closing by the Company of a merger or reorganization pursuant to which the Company is not the entity surviving such merger or reorganization. In the event of a liquidation, dissolution or winding up of the Company, Series B Preferred Stockholders will be entitled to an amount equal to $0.10 per share, after payment has been made to Series A Preferred Stockholders. The Company designated and reserved for issuance 50,000 Series B Preferred Stock during the year ended September 30, 2000 (See Note 3).

(c)     Share  Purchase  Warrants

As part of stock financing, the Company has issued 170,957 share purchase warrants pursuant to which the holder is given the right to purchase 170,957 common shares at prices ranging from $0.30 to $1.25 per share. The right to exercise these warrants vests immediately and are exercisable for one year from the date of issuance.

(d)     Equity  Conversion  Right

In consideration for the acquisition of Zed (see Note 3), the Company granted the right to exchange 50,000 Class D preferred shares of Zed for 50,000 Series B preferred shares of InvestAmerica at the option of the vendor. The conversion right has been valued at $22,218,750, the value attributable to the shares as at the date of acquisition.


13.     STOCK  BASED  COMPENSATION


Employee  Stock  Option  Plan

Under the terms of the Incentive Stock Option Plan, the Board of Directors may grant incentive and non-qualified stock options to employees, officers, directors, independent consultants and contractors of InvestAmerica and its subsidiaries. Generally, the Company grants stock options with exercise prices equal to the quoted market value of the common share on the date of grant, as determined by the Board of Directors. Options generally vest over a two to four year period, but the Board of Directors may provide for different vesting schedules in particular cases. Option terms cannot exceed five years from the date of grant.

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

13.     STOCK  BASED  COMPENSATION  (CONTINUED)

Employee  Stock  Option  Plan  (Continued)

A summary of stock option activity and information concerning currently outstanding and exercisable options is as follows:


                                   Options Outstanding
                              --------------------------------
                                                       Weighted
                              Options       Number of  Average
                              Available      Common    Exercise
                              for Grant      Shares    Price
                             ------------  ----------  ------
Balance, September 30, 1999            -            -       -
Options authorized. . . . .   20,000,000            -       -
Options granted . . . . . .  (10,600,000)  10,600,000    2.69
                             ------------  ----------  ------
Balance, September 30, 2000    9,400,000   10,600,000  $ 2.69
                             ============  ==========  ======

The following tables summarize information concerning outstanding and exercisable options at September 30, 2000:



                                                         Options Exercisable
                                                        --------------------
                          Average      Weighted                  Weighted
                          Remaining    Average                   Average
Exercise                  Contractual  Exercise                  Exercise
Price       Number        Life         Price       Number        Price
per Share   Outstanding   (in years)   per Share   Exercisable   per Share
            ----------  ------------  -----------  ----------  ------------
$ 1.20. . .   6,150,000           4.2  $      1.20   2,460,000  $       1.20
$ 1.41. . .     715,000           4.8  $      1.41      39,722  $       1.41
$ 5.25. . .   3,000,000           4.4  $      5.25     840,000  $       5.25
$ 5.94. . .     735,000           4.6  $      5.94     147,000  $       5.94
-----------  ----------                -----------  ----------  ------------
$ 1.20-5.94  10,600,000                $      2.69   3,486,722  $       2.38
==========  ==========               ============  ===========  ============


INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

13.     STOCK  BASED  COMPENSATION  (CONTINUED)

Share-Based  Compensation

The Company issued 300,000 common shares to employees during the year. The fair value of these shares, $1,575,000, has been charged to income as compensation expense and included in selling, general and administrative costs during the year.

Under APB Opinion No. 25, because the exercise price of the Company's stock options granted to employees generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Deferred compensation expense of $3,760,730 was recorded during 2000 for those options granted to consultants. The deferred compensation is being amortized over the vesting period of the underlying options. Amortization of the deferred share-based compensation balance of $3,020,187 at September 30, 2000 will be $1,788,456, $1,200,121 and $31,001 during the fiscal years ending September 30, 2001, 2002 and 2003, respectively. An alternative method of accounting for stock options is SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes valuation model and the resultant compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's share option plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net loss and net loss per share would have been as follows:



                                                  September 30,
                                             -----------------------
                                                  2000        1999
                                              ------------  --------
Net income (loss)
  As reported. . . . . . . . . . . . . . . .  $(4,840,861)  $(4,559)
  SFAS No. 123 pro forma . . . . . . . . . .  $(8,793,157)  $(4,559)

Basic and diluted earnings (loss) per share
  As reported. . . . . . . . . . . . . . . .  $     (0.05)  $ (0.00)
  SFAS No. 123 pro forma . . . . . . . . . .  $     (0.09)  $ (0.00)

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

13.     STOCK  BASED  COMPENSATION  (CONTINUED)

Share-Based  Compensation  (Continued)

Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma earnings for future years since SFAS No. 123 applies only to options granted after 1996. The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the year ended September 30, 2000 was $1.03 per share. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:


                                                          September 30,
                                                         -----------------
                                                            2000     1999
                                                         ----------  -----
Assumptions

Volatility factor of expected
  market price of the Company's shares. . . . . . . . .        203%   0.0%
Dividend yield. . . . . . . . . . . . . . . . . . . . .        0.0%   0.0%
Weighted average expected life of stock options (years)   5.0 years    N/A
Risk free interest rate . . . . . . . . . . . . . . . .        7.0%    N/A

14.     INCOME  TAXES

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2000 are as follows:



                                                        September 30,
                                                    -------------------
                                                        2000      1999
                                                    ------------  -----
Deferred income tax assets
Net operating tax loss carry-forwards. . . . . . .  $ 1,599,811   $   -
Book and tax base differences on assets. . . . . .        7,050       -
                                                    ------------  -----
Total deferred income tax assets . . . . . . . . .    1,606,861       -
Total deferred income tax liabilities. . . . . . .            -       -
Valuation allowance for deferred income tax assets   (1,606,861)      -
                                                    ------------  -----

Net deferred income tax assets . . . . . . . . . .  $         -   $   -
                                                    ============  =====

INVESTAMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

14.     INCOME  TAXES  (CONTINUED)

Due to the uncertainty surrounding the realization of the deferred income tax assets in future income tax returns, the Company has a recognized 100% valuation allowance against its deferred income tax assets.

As of September 30, 2000, the Company has tax loss carry-forwards of approximately $4,424,108 available to reduce future years' income for tax purposes. These carry-forward losses expire in 2006.


15.     RELATED  PARTY  TRANSACTIONS

The Company made interest payments to Ewing Consulting Corp. ("Ewing") of $211 and principal repayments in respect of notes and loans payable to Ewing of $27,483. The Company has a note payable to Ewing with principle balance of $703,275 with accrued interest thereon of $20,116 outstanding at year end. The Company paid $6,770 in management fees to Ewing during the year.

The Company has a note payable to Smith Shelf Company Number 15 Ltd. with a principal balance of $3,930,635 with accrued interest thereon of $112,427 outstanding at year end.

The Company has a note payable to one of its major shareholders and director with a principal balance of $366,090 with accrued interest thereon of $10,471 outstanding at year end.

The Company has a note payable to another major shareholder and director with a principal balance of $2,000,000 with accrued interest thereon of $200,214 outstanding at year end. The Company owes the same shareholder $2,268,345 at year end.

The  Company  paid  a  director  $6,000 for consulting services during the year.


16.     SUBSEQUENT  EVENTS

The Board of Directors of the Company approved an amendment to the Company's Articles of Incorporation to increase the number of authorized common stock from 50,000,000 shares to 200,000,000 shares, and such amendment was approved by the stockholders of the Company at a Special Meeting of Shareholders held on October 27, 2000. The amendment to the Company's Articles of Incorporation was filed on November 29, 2000, and accordingly as at December 15, 2000, the Company has an authorized share capital of 200,000,000 common stock.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     In December, 2000, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to Deloitte & Touche, LLP on December 28, 2000.

     During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Braverman & Company, Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Braverman & Company, Certified Public Accountants, for either of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals. The decision to change accountants was based on the determination by our Board of Directors that such a step was necessary before proceeding with our reapplication for a Nasdaq SmallCap market listing.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     All of our directors serve until the next annual general meeting of stockholders and until their successors are elected and qualified, or until the earlier of death, retirement, resignation or removal. Subject to any applicable employment agreement, our executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders.

     Our directors, executive officers and other significant employees, their ages, positions held and duration as such, are as follows:




                                                                                                              DATE FIRST
NAME                                   POSITION HELD WITH THE COMPANY                   AGE              ELECTED OR APPOINTED
---------------------------------  ---------------------------------------  ---------------------------  --------------------

Douglas Smith                      President, Chief Executive Officer                                    Appointed to all offices
                                   and Chairman of the Board of Directors               45               October 21, 1999
---------------------------------  ---------------------------------------  ---------------------------  --------------------
Brian Kitts                        Secretary, Treasurer and Director                    45               Director since October 11,
                                                                                                         1997. President, Secretary
                                                                                                         and Treasurer since
                                                                                                         October 11, 1999
---------------------------------  ---------------------------------------  ---------------------------  --------------------
Ernst H. Gemassmer                 Executive Vice President and Director                59               Director since November
                                                                                                         24, 1999.  Executive
                                                                                                         Vice President since
                                                                                                         January 2,   2001
---------------------------------  ---------------------------------------  ---------------------------  --------------------
Fred F. Fierling                   Director                                             45               November 24, 1999
---------------------------------  ---------------------------------------  ---------------------------  --------------------
Rickart A. Connole                 Vice President, Business Development                 56               July 24, 2000
---------------------------------  ---------------------------------------  ---------------------------  --------------------
Neil Wieler                        Director of Technology (Optica)                      52               March 6, 2000
---------------------------------  ---------------------------------------  ---------------------------  --------------------


Merlin D. Mott                     Systems Engineer and Manager of                       28              January 2, 1996
                                   Technical Services (Zed)
---------------------------------  ---------------------------------------  ---------------------------  --------------------
Shoni Bernard                      Secretary of Zed                                      42              December 15, 1998
---------------------------------  ---------------------------------------  ---------------------------  --------------------

The following is a brief account of the business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Douglas Smith - President, Chief Executive Officer and Chairman of the Board of Directors

     Doug Smith is our President, CEO, director and Chairman of our Board of Directors and a co-founder (1980) of Zed. He is also CEO and President of Pacific Bancorp Inc. (June 1993 to present), a venture capital and merchant banking company. He is a member of the Law Society of British Columbia.

     He obtained a Bachelor of Arts (Honors) in Economics from the University of Calgary and a Bachelor of Laws from the University of British Columbia.

Brian  A.  Kitts  -  Secretary,  Treasurer  and  Director

     Brian A. Kitts is our Secretary, Treasurer and a director. He was our President until we acquired all the issued and outstanding shares of Optica. Mr. Kitts was a consultant for various clients and manufacturers from 1995 to 1999. Mr. Kitts founded and was the President of Beechwood Design in 1983, a private company specializing in store fixture design and manufacturing. He built Beechwood Design from 4 employees and $300,000 in revenue in 1983 to 140 employees and $7,000,000 in revenues in 1995, at which time he sold the company. He acquired an interest in our company in December of 1997.

     Mr. Kitts is currently an industry consultant for various clients and manufacturers. He obtained his Architectural Design degree in 1975.

Ernst  H.  Gemassmer  -  Executive  Vice-President  and  Director

     Ernst Gemassmer was formerly Vice President and general manager of Fujitsu Software, a large software company. From 1994 to 1997, Mr. Gemassmer was president of Navtech International, a division of Navigation Technologies Inc. From 1991 to 1998, Mr. Gemassmer was Senior Vice President of Novell Inc. and from 1984 to 1987 he was the Vice President International of Micom Systems, a company involved in data communication products. He has also held various other positions and has acted as a consultant with other high tech companies including Adaptec Inc., Tektronix and A. B. Dick.

     Mr. Gemassmer holds a Bachelor of Science Degree in Chemistry from the University of Pittsburgh, a Masters Degree in Economics from the Fletcher School of Law and Diplomacy (Tufts University), and a Masters of Business Administration from INSEAD in Fontainebleau, France.

     On January 4, 2001, an event subsequent to the fiscal year ended September 30, 2000, we announced the appointment of Mr. Gemassmer as our Executive Vice President.

Fred  F.  Fierling  -  Director

     Fred Fierling is President of Microplex Systems Ltd., a privately held manufacturer of networking equipment. Mr. Fierling co-founded Microplex in 1978 and has assumed a wide variety of roles as that company grew to its present size. In 1989, he designed the A100, an integrated circuit that formed the basis of a line of local area networking equipment and resulted in Microplex's entry into the local area-networking field. He subsequently oversaw the development of the industry's first low cost TCP/IP based print server.

Rickart  A.  Connole  -  Vice  President,  Business  Development

     Mr. Connole is our Vice President for Business Development. He is responsible for business development activities including fund raising, business plan development, strategic relationships and corporate development. Mr. Connole has over thirty years of experience in business development, venture capital, finance, accounting, corporate administration and computer systems. Before joining our company, he acted as the chief financial officer for a number of start-up and expanding companies. He obtained his Bachelor of Science Degree and his Masters of Business Administration from Syracuse University and is licensed as a Certified Public Accountant in New York.

Neil  Weiler - Director of Technology (Optica Communications International Inc.)

     Mr. Weiler is the Director of Technology Development for Optica. He has executive management experience complemented by a strong technical background. He began his career in large corporate network design, then progressed to senior account management with Sprint Canada, 3Com Corporation and Marconi Communications (formerly FORE Systems).

Merlin D. Mott - Systems Engineer and Manager of Technical Services (Zed Data Systems Corp.)

     Mr. Mott is a Systems Engineer and Manager of Technical Services for Zed. He is qualified as a Cisco Certified Network Associate and Cisco Certified Design Associate, and has experience in local area network and wide area network integration, planning and implementation. Mr. Mott has a strong technical background, and began his career in hardware and software support and maintenance with Kroll Computer Systems Inc. in 1995.

Shoni  Bernard  -  Secretary  (Zed  Data  Systems  Corp.)

     Shoni Bernard is a practising lawyer at Smith & Company in Burnaby, British Columbia. Ms. Bernard was called to the British Columbia Bar in 1983 and has been in private practice since that date. Her primary practice areas are residential real estate, corporate law and commercial law. Ms. Bernard has a Bachelor of Social Sciences and a Bachelor of Laws from the University of Ottawa.

Family  Relationships

     There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement  in  Certain  Legal  Proceedings

     During the last five years, none of our directors, executive officers or control persons have been:

- a party to a bankruptcy proceeding by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

- convicted in a criminal proceeding or is subject to a pending criminal proceeding;

- subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

- found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance  with  Section  16(a)  of  the  Securities  Act

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Shares to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of Common Shares and other equity securities of the Company, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section  16(a)  reports  they  file.

     To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:




                            NUMBER OF    NUMBER OF TRANSACTIONS NOT   FAILURE TO FILE
NAME                      LATE REPORTS   REPORTED ON A TIMELY BASIS   REQUESTED FORMS
------------------------  -------------  ---------------------------  ----------------

Doug Smith . . . . . . .      Nil                  1(1)                     1(1)
                          -------------  ---------------------------  ----------------
Brian Kitts. . . . . . .      Nil                  Nil                      Nil
                          -------------  ---------------------------  ----------------
Fred Fierling. . . . . .      1(2)                 Nil                      Nil
                          -------------  ---------------------------  ----------------
Ernst Gemassmer. . . . .      1(2)                 Nil                      Nil
                          -------------  ---------------------------  ----------------
Crystsal Marriott S.A. .      Nil                  1(1)                     1(1)
                          -------------  ---------------------------  ----------------
Russells Systems Limited      Nil                  1(1)                     1(1)
                          -------------  ---------------------------  ----------------
Virgil Securities S.A. .      Nil                  1(1)                     1(1)
                          -------------  ---------------------------  ----------------
Winjoy Services Centre
Limited. . . . . . . . .      Nil                  1(1)                     1(1)
------------------------  -------------  ---------------------------  ----------------

(1)     The  named  officer,  director or greater than 10% shareholder, as applicable, did not file a Form 3 - Initial Statement of Beneficial Ownership.  However, the named officer, director or greater than 10% shareholder subsequently filed a Form 5 - Annual
Statement  of  Changes  in  Beneficial  Ownership.

(2)     The  named  directors  filed  late  a Form 3 - Initial Statement of Beneficial
Ownership.

Meetings  and  Committees  of  the  Board  of  Directors

     During the fiscal year ended September 30, 2000, the Board of Directors held seven (7) meetings. All of the directors serving on the Board of Directors at the time of each of those meetings attended the meetings. Most of the Board of Directors' actions are conducted by written consent resolution after the directors have discussed the proposed action.

     For the fiscal year ended September 30, 2000, the only standing committees of the Board of Directors were the audit committee and compensation committee. The audit committee is comprised of Fred Fierling, Ernst Gemassmer and Brian Kitts. The compensation committee is comprised of Fred Fierling and Ernst Gemassmer. There were no meetings of the audit committee or the compensation committee during the fiscal year ended September 30, 2000.

ITEM  10.     EXECUTIVE  COMPENSATION

Employment  Agreements

Lyle  Kerr

     On February 8, 2000, our subsidiary Optica entered into an employment agreement with Lyle Kerr, pursuant to which Mr. Kerr is currently employed as General Manager of Optica. The agreement continues until it is otherwise terminated. The agreement may be terminated with or without cause by either party. If Optica terminates the agreement without cause, Mr. Kerr is entitled to payment of a separation allowance equivalent to one year's base salary, currently CDN $120,000 (approximately $80,000). If the agreement is terminated for cause, Mr. Kerr is not entitled to a separation allowance. Mr. Kerr's annual salary is currently CDN $120,000 (approximately $80,000). The agreement also provided for a signing bonus of 100,000 shares of our common stock, which vested over 10 weeks in the amount of 10,000 per week, options to purchase up to an aggregate of 1,000,000 shares of our common stock at a price of $5.25 per share for 5 years, such options vesting in the amount of 40,000 per month for 25 months, and various other benefits.

Neil  Wieler

     On February 8, 2000, our subsidiary Optica entered into an employment agreement with Neil Wieler, pursuant to which Mr. Wieler is currently employed as Director of Technology Development for Optica. The agreement continues until it is otherwise terminated. The agreement may be terminated with or without cause by either party. If Optica terminates the agreement without cause, Mr. Wieler is entitled to payment of a separation allowance equivalent to one year's base salary, currently CDN $120,000 (approximately $80,000). If the agreement is terminated for cause, Mr. Wieler is not entitled to a separation allowance. Mr. Wieler's annual salary pursuant to the agreement is currently CDN $120,000 (approximately $80,000). The agreement also provided for a signing bonus of 100,000 shares of our common stock, which vested over 10 weeks in the amount of 10,000 per week, options to purchase up to an aggregate of 1,000,000 shares of our common stock at a price of $5.25 per share for 5 years, such options vesting in the amount of 40,000 per month for 25 months, and various other benefits.

Jim  Duncan

     On February 8, 2000, our subsidiary Optica entered into an employment agreement with Jim Duncan, pursuant to which Mr. Duncan is currently employed as Director of Sales and Marketing for Optica. The agreement continues until it is otherwise terminated. The agreement may be terminated with or without cause by either party. If Optica terminates the agreement without cause, Mr. Duncan is entitled to payment of a separation allowance equivalent to one year's base salary currently CDN $120,000 (approximately $80,000). If the agreement is terminated for cause, Mr. Duncan is not entitled to a separation allowance. Mr. Duncan's annual salary pursuant to the agreement is currently CDN $120,000 (approximately $80,000). The agreement also provided for a signing bonus of 100,000 shares of our common stock, which vested over 10 weeks in the amount of 10,000 per week, options to purchase up to an aggregate of 1,000,000 shares of our common stock at a price of $5.25 per share for 5 years, such options vesting in the amount of 40,000 per month for 25 months, and various other benefits.

Rick  Connole

     On July 20, 2000, we entered into an employment agreement with Rick Connole, pursuant to which Mr. Connole is currently employed as an independent contractor in the position of Vice President of Business Development. The agreement continues for a 3 year term effective July 24, 2000. The agreement may be terminated with or without cause by either party with 30 days' written notice to the other party. Mr. Connole will be paid a commission on any financing concluded by us of which Mr. Connole is demonstrably the cause at a rate ranging from 5% of the amount financed where we are not required to pay a commission to any third party, to 2% of the amount financed where we are required to pay a commission to a third party. The commission is payable, at our option, in shares of our common stock. In addition, if Mr. Connole is required to perform certain services other than corporate finance, he will be paid at the rate of $100 per hour ($1,000 per day maximum), plus approved travel and other expenses. The agreement also provides for options to purchase up to an aggregate of 100,000 shares of our common stock at a price of $1.41 per share for 3 years, such options vesting in equal monthly increments over 36 months.

Mark  Nomura

     On September 8, 2000, our subsidiary Optica entered into an employment agreement with Mark Nomura, pursuant to which Mr. Nomura is currently employed as Director of Technology - Customer Connectivity, effective September 29, 2000. Mr. Nomura's annual salary pursuant to the agreement is currently CDN $120,000 (approximately $80,000). The agreement also provides for options to purchase up to an aggregate of 120,000 shares of our common stock at a price of $0.66 per share, such options vesting in equal monthly increments over 24 months, and various other benefits, which options we are yet to issue.

Consultants

     We have entered into an oral agreement with Doug Thomas pursuant to which Mr. Thomas provides investor relation services. We pay Mr. Thomas CDN$3,000 per month (approximately $2,000) for these services.

     We have also entered into an oral agreement with Eric Turcotte pursuant to which he provides us with financial consulting services. We pay Mr. Turcotte CDN$125 (approximately $83) per hour for these services.

Summary  of  Compensation  of  Executive  Officers

     The following table summarizes the compensation we paid for the fiscal years ended September 30, 2000, September 30, 1999 and September 30, 1998 to the Chief Executive Officer, the other four most highly compensated executive officers, and up to two additional individuals for whom disclosure would be required but for the fact that the individuals were not serving as an executive officer at the end of September 30, 2000, who received a total annual salary (including bonus) in excess of $100,000.






                                                                                              LONG TERM             PAY-
                                                        ANNUAL COMPENSATION                 COMPENSATION(1)         OUTS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      SECURITIES
                                                                          OTHER       UNDER           RESTRICTED
                                                                          ANNUAL      OPTIONS/        SHARES OR     LTIP
NAME AND PRINCIPAL                                                        COMPEN-     SAR'S           RESTRICTED    PAY-
POSITION               YEAR                 SALARY            BONUS       SATION(4)   GRANTED         SHARE UNITS   OUTS
                       -------------------  ----------------  ----------  -----------  -------------  -----------  -------------
Douglas Smith                         2000  $ Nil              N/A         N/A         2,800,000(7)   N/A           N/A
President,                            1999  $ Nil              N/A         N/A         N/A            N/A           N/A
CEO and Director                      1998  $ N/A              N/A         N/A         N/A            N/A           N/A

Lyle Kerr                             2000  $80,000(2)        $525,000(4)  N/A         1,000,000(8)   N/A           N/A
General Manager of                    1999  N/A               N/A          N/A         N/A            N/A           N/A
Optica                                1998  N/A               N/A          N/A         N/A            N/A           N/A

Neil Wieler
Director of                           2000  $80,000(2)        $525,000(5)  N/A         1,000,000(9)   N/A           N/A
Technology                            1999  N/A               N/A          N/A         N/A            N/A           N/A
Development for                       1998  N/A               N/A          N/A         N/A            N/A           N/A
Optica

Jim Duncan                            2000  $ 80,000(2)       $525,000(6)  N/A         1,000,000(10)  N/A           N/A
Director of Sales and                 1999  N/A               N/A          N/A         N/A            N/A           N/A
Marketing for Optica.                 1998  N/A               N/A          N/A         N/A            N/A           N/A



NAME AND                                                          ALL OTHER
PRINCIPAL                                                      COMPENSATION
POSITION                                                      -------------

Douglas Smith                                                          $N/A
President,                                                              N/A
CEO and Director                                                        N/A

Lyle Kerr                                                        $8,000(11)
General Manager of                                                      N/A
Optica                                                                  N/A

Neil Wieler
Director of
Technology                                                       $8,000(11)
Development for                                                         N/A
Optica                                                                  N/A

Jim Duncan                                                       $8,000(11)
Director of Sales and                                                   N/A
Marketing for Optica                                                    N/A



(1)     Other  than  as  indicated  below,  the  Company  has not granted any restricted shares or restricted share units, stock appreciation  rights  or long term incentive plan payouts to the Chief Executive Officer, other executive officers and directors during  the  fiscal  years  indicated.

(2)     The  salary  amounts  are  paid in Canadian dollars ($120,000 per year) and are stated in approximate US dollar amounts.

(3)     The  value of perquisites and other personal benefits, securities and property for the Chief Executive Officer and other executive  officers  and  directors that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus, are  not  reported  herein.

(4)     Lyle Kerr received a signing bonus of 100,000 shares of common stock valued at $525,000 in connection with the execution of  his  employment  agreement.

(5)     Neil  Wieler  received  a  signing  bonus  of  100,000  shares of common stock valued at $525,000 in connection with the execution  of  his  employment  agreement.

(6)     Jim  Duncan  received  a  signing  bonus  of  100,000  shares  of common stock valued at $525,000 in connection with the execution  of  his  employment  agreement.

(7)     Doug Smith was granted options to purchase up to 2,800,000 shares of our common stock at the exercise price of $1.20 per share  on  November  24,  1999.  The  options  expire  5  years  from  the  date  of  grant  and  vest  monthly  over 25 months.

(8)     Lyle  Kerr was granted options to purchase up to 1,000,000 shares of our common stock at the exercise price of $5.25 per share  on  February  8,  2000.  The  options  vest  monthly  over  25  months  and  expire  February  7,  2005.

(9)     Neil  Wieler  was  granted options to purchase up to 1,000,000 shares of our common stock at the exercise price of $5.25 per  share  on  February  8,  2000.  The  options  vest  monthly  over  25  months  and  expire  February  7,  2005.

(10)    Jim  Duncan  was  granted options to purchase up to 1,000,000 shares of our common stock at the exercise price of $5.25 per  share  on  February  8,  2000.  The  options  vest  monthly  over  25  months  and  expire  February  7,  2005.

(11)    This $8,000 is paid as a car allowance.

Option  Grants  in  Fiscal  2000

     We established the 1999 Stock Option Plan (the "1999 Plan") to serve as a vehicle to attract, motivate and retain the services of key employees, consultants, executive officers, officers, directors and outside directors to encourage stock ownership by eligible participants. The 1999 Plan is administered by our Board of Directors and/or by a duly appointed committee of our Board of Directors. The 1999 Plan provides for the grant of options to purchase up to 20,000,000 shares of our common stock. The options may be comprised of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-incentive stock options. The per share option exercise price shall be determined by our Board of Directors. The exercise price for each incentive stock option shall be not less than 100% of the fair market value of the common stock on the date the option is granted. The exercise price for each incentive stock option granted to a participant who, at the time of the grant, owns stock possessing more than 10% of the total combined voting power of all classes of our stock, shall be not less than at least 110% of the fair market value of the common stock on the date the option is granted. Options granted under the 1999 Plan shall be exercisable only for so long as the participant has the same relationship as an employee, consultant, executive officer, director or outside director as the participant had when the option was granted, but in any event not longer than 5 years after the date the option is granted. The Board may from time to time suspend, terminate or amend the 1999 Plan.

     On November 24, 1999, our Board of Directors approved the grant of options to 1 employee, 1 consultant and 4 directors and officers to purchase up to an aggregate of 6,150,000 shares of our common stock at the exercise price of $1.20 per share (the market price on the date of grant) for a 5 year term, vesting monthly over 25 months. On February 8, 2000, our Board of Directors approved the grant of options to 3 employees to purchase up to an aggregate of 3,000,000 shares of our common stock at the exercise price of $5.25 per share (the market price on the date of grant) for a 5 year term, vesting monthly over 25 months. On April 6, 2000, our Board of Directors approved the grant of options to 1 employee and 1 consultant to purchase up to an aggregate of 735,000 shares of our common stock at the exercise price of $5.94 per share (the market price on the date of grant) for a 5 year term, of which 10,000 options vested on April 6, 2000, and 725,000 options vest monthly over 25 months. On July 21, 2000, our Board of Directors approved the grant of options to 14 employees to purchase up to an aggregate of 715,000 shares of our common stock at the exercise price of $1.41 per share (the market price on the date of grant) for a 5 year term, of which 620,000 options vest over a period of 5 years as to 25% in 12 months with the balance at 1/36 each month, and 100,000 options vest over 3 years at 1/36 per month. On December 7, 2000, our Board of Directors approved the grant of options to 5 employees and 1 consultant to purchase up to an aggregate of 1,755,000 shares of our common stock at the exercise price of $0.66 per share (the market price on the date of grant) for a 5 year term, vesting monthly over 24 months. At December 31, 2000, none of the options have been exercised.

     There were no grants of stock options or stock appreciation rights made during the fiscal year ended September 30, 2000 to our executive officers and directors except as set out below:


OPTIONS  GRANTED  IN  THE  CURRENT  YEAR
(through September 30, 2000)


                         NUMBER OF SHARES       % OF TOTAL                       MARKET
                          OF COMMON STOCK    OPTIONS GRANTED      EXERCISE       PRICE
                        UNDERLYING OPTIONS     TO EMPLOYEES     OR BASE PRICE    ON DATE   EXPIRATION
NAME                      GRANTED IN 2000       IN 2000(1)        ($/SHARE)      OF GRANT      DATE
----------------------  -------------------  ----------------  ---------------  ---------  ----------

Doug Smith,
President, CEO and . .                                                                   November 23,
director . . . . . . .           2,800,000                26%  $          1.20  $  1.20          2004
                        -------------------  ----------------  ---------------  ---------  ----------
Brian Kitts,
Secretary, Treasurer .                                                                   November 23,
and director . . . . .         1,750,000(2)               17%  $          1.20  $  1.20          2004
                        -------------------  ----------------  ---------------  ---------  ----------
Fred Fierling, . . . .                                                                   November 23,
director . . . . . . .             725,000              6.84%  $          1.20  $  1.20          2004
                        -------------------  ----------------  ---------------  ---------  ----------
Ernst Gemassmer,
Executive Vice . . . .                                                                   November 24,
President and director           725,000(3)             6.84%  $          1.20  $  1.20          2004
                        -------------------  ----------------  ---------------  ---------  ----------
Lyle Kerr,
General Manager of . .                                                                    February 7,
Optica . . . . . . . .         1,000,000(3)             10.6%  $          5.25  $  5.25          2005
                        -------------------  ----------------  ---------------  ---------  ----------
Neil Wieler,
Director of
Technology
Development for. . . .                                                                    February 7,
Optica . . . . . . . .         1,000,000(3)             10.6%  $          5.25  $  5.25          2005
                        -------------------  ----------------  ---------------  ---------  ----------
Jim Duncan,
Director of Sales and
Manufacturing for. . .                                                                    February 7,
Optica . . . . . . . .         1,000,000(3)             10.6%  $          5.25  $  5.25          2005
----------------------  -------------------  ----------------  ---------------  ---------  ----------

(1)     The  total  number  of  options  to purchase shares of our common stock granted to employees, directors,  officers  and  consultants  to  September  30,  2000  was  10,600,000  options.

(2)     On  December  7,  2000  (a subsequent event to the year ended September 30, 2000), we granted options  to  purchase  up  to 5,000,000 shares of our common stock at the exercise price of $0.66 per share.  The  options  expire  in 5 years. Mr. Kitts received 3,500,000 options, James Duncan received
500,000  options,  Lyle  Kerr  received  500,000  options  and  Neil Wieler received 500,000 options.

(3)     On  January  2, 2001 (a subsequent event to the year ended September 30, 2000), Mr. Gemassmer was  granted  options  to  purchase up to 350,000 shares of our common stock at the exercise price of
$0.50  per  share.  The  options  expire  in  5  years  and  vest  over  a  period  of  24  months.

For the fiscal year ended September 30, 2000, no stock options or SAR's were exercised by our executive officers.

Director  Compensation

     We did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2000.

     We have no formal plan for compensating our directors for their service in their capacity as directors although such directors are expected to receive in the future options to purchase shares of common stock as awarded by our Board of Directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

     There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of the Board of Directors and pursuant to the 1999 Stock Option Plan. Other than agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options and bonuses may be granted at the discretion of our Board of Directors.

Changes  In  Control

Acquisition  of  Optica  Communications  International  Inc.

     On March 15, 2000, we acquired all of the issued and outstanding shares of Optica in exchange for 450,000 shares of our Series A Convertible Preferred Stock.

     Each share of the 450,000 Series A Preferred Stock that was issued to former stockholders of Optica pursuant to the acquisition is convertible into 185 shares of our common stock. The conversion right is exercisable at any time following the closing of the acquisition of Optica, and may be exercised in respect of all or part of the Series A Preferred Stock. A stockholder of the Series A Preferred Stock seeking to exercise the right of conversion shall deliver a written notice of exercise to us indicating the number of shares of Series A Preferred Stock to be converted, together with duly endorsed stock certificates representing the Series A Preferred Stock. Within ten (10) days of the deliver of the notice and surrender of the Series A Preferred Stock certificates, we are required to issue share certificates representing our common stock to the exercising stockholder. No fractional shares will be issued pursuant to an exercise of the conversion right, and fractional common stock that would otherwise be issuable shall be rounded upward or downward to the nearest whole share.

     An aggregate of 83,250,000 shares of our common stock is issuable upon the conversion of the 450,000 shares of Series A Preferred Stock. In addition, each share of Series A Preferred Stock has 185 votes (an aggregate of 83,250,000 votes for all of the outstanding Series A Preferred Stock), voting together, except as provided by law, with the holders of our common stock as a single class of stock at each meeting of our stockholders. Based on the 31,354,160 shares of our common stock issued and outstanding as of December 31, 2000, the holders of our Series A Preferred Stock upon conversion would own approximately 73% of our outstanding common stock (without giving effect to any currently outstanding options). Therefore, the issuance of the Series A Preferred Stock resulted in a change in control of our company.

     The former stockholders of Optica now have voting control over our company. These stockholders include: Russells Systems Limited, Crystsal Marriott S.A., Winjoy Services Centre Limited, and Virgil Securities S.A. Douglas Smith, one of our directors and officers, is one of the beneficiaries of a trust that is the sole stockholder of Virgil Securities S.A.

     The former stockholders of Optica are entitled to designate up to four of our directors for so long as they collectively own or have the right to acquire at least 50% of the issued and outstanding shares of our common stock. The terms of the acquisition agreement provided that Brian Kitts will remain as one of our directors for at least one year from March 15, 2000, the date of the closing of the transaction. Ernst Gemassmer and Fred Fierling, both designees of the Optica shareholders, were appointed to our Board of Directors on November 24, 1999.

Acquisition  of  Zed  Data  Systems  Corp.

     On July 7, 2000, we acquired Zed from a group which was owned, directly and indirectly, by Douglas Smith, one of our directors and officers. Mr. Smith is also the President and a founder of Zed. The acquisition of Zed consisted of a share purchase agreement and a share exchange agreement.

     Pursuant to the share exchange, Smith Shelf Company Limited, a corporation solely owned by Douglas Smith, one of our directors and officers, exchanged its approximate 23% interest in the common stock of Zed for 50,000 shares of Zed Preferred Stock. The 50,000 shares of Zed Preferred Stock are exchangeable, at the option of the holder at any time and from time-to-time, for an aggregate of 50,000 shares of our Series B Preferred Stock. As of December 31, 2000, none of the shares of Zed Preferred Stock have been exchanged for any of our Series B Preferred Stock. When issued, each shares of our Series B Preferred Stock will be entitled to 300 votes (an aggregate of 15,000,000 votes if and when all of the outstanding Series B Preferred Stock is issued and outstanding), and will be voted together with our common stock as though they were a single class of stock. When issued, each share of our Series B Preferred Stock will be convertible, at any time at the option of the holder, into 300 shares of our common stock. Therefore, upon exchange of all of the Zed Preferred Stock for our Series B Preferred Stock, and the subsequent conversion of all of our Series B Preferred Stock into our common stock, we will issue an aggregate of 15,000,000 shares of our common stock to Smith Shelf Company Limited (or its permitted successor).

     Based upon the 31,354,160 shares of our common stock issued and outstanding as of December 31, 2000, and giving effect to the conversion of our outstanding Series A Preferred Stock into 83,250,000 shares of our common stock, the holders of our Series B Preferred Stock upon conversion would own approximately 12% of our outstanding common stock (without giving effect to any currently outstanding options), and would be entitled to approximately 12% of the vote on any matter to be decided by our stockholders. At such time, the holders of our Series A Preferred Stock would be entitled to approximately 64% of the vote on any matter to be decided by our shareholders.

     Pursuant to the Share Purchase, we acquired the remaining approximately 77% of the issued and outstanding shares of the common stock of Zed in consideration for three promissory notes in the aggregate principal amount of $5,000,000 (one to Smith Shelf Company Number Fifteen Limited in the amount of $3,930,635; one to Ewing Consulting Corp. in the amount of $703,275 and one to Douglas Smith in the amount of $366,090). The promissory notes, as amended, bear interest at 12% per year and are payable in 6 equal monthly instalments of $715,000, commencing February 28, 2001, followed by one final instalment of $710,000 on August 31, 2001. The promissory notes are secured by a pledge of the shares of the common stock of Zed we acquired, and by a security interest in all of our present and after acquired assets. We intend to use proceeds from a private offering of equity or debt to pay the promissory notes.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
              AND  MANAGEMENT

Principal  Stockholders

     The following table sets forth, as of December 31, 2000, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. As noted in the footnotes to the table, pro forma effect is given to the conversion in full of the Series A Preferred Stock at the rate of 185 shares of our common stock for each share of Series A Preferred Stock as well as to the exchange of Zed
Preferred Stock or our Series B Preferred Stock, and to the conversion in full of the Series B Preferred Stock at the rate of 300 shares of our common stock for each share of Series B Preferred Stock.




                                             AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP(1)  PERCENTAGE OF CLASS(1)
------------------------------------------  -----------------------  ----------------------

Russells Systems Limited(2)
Suite 61, Grosvenor Close
Shirley Street
Nassau, New Providence, Bahamas. . . . . .               54,040,165                     53%
                                            -----------------------  ----------------------
Crystsal Marriott S.A.(3)
Suite 61, Grosvenor Close
Shirley Street
Nassau, New Providence, Bahamas. . . . . .                7,604,980                      7%
                                            -----------------------  ----------------------
Winjoy Services Centre Limited(4)
Suite 61, Grosvenor Close
Shirley Street
Nassau, New Providence, Bahamas. . . . . .                7,604,980                      7%
                                            -----------------------  ----------------------
Virgil Securities S.A.(5)
Suite 61, Grosvenor Close
Shirley Street
Nassau, New Providence, Bahamas. . . . . .               10,499,860                     10%
                                            -----------------------  ----------------------
Montreau Investments Ltd.(6)
P.O. Box 1062
One Capital Place
Georgetown, Grand Cayman BWI . . . . . . .                3,500,015                      3%
                                            -----------------------  ----------------------
Douglas Smith,(7)
Chairman, President(CEO) and director
5104 - 120 Avenue
Edmonton, Alberta, Canada
T5W 1K9. . . . . . . . . . . . . . . . . .               16,680,000                     16%
                                            -----------------------  ----------------------
Brian Kitts,(8)
Secretary, Treasurer and director
1776 Park Avenue, Unit 4
Park City, Utah  84060 . . . . . . . . . .                3,062,500                      3%
                                            -----------------------  ----------------------
Ernst Gemassmer(9)
435 Loreto Street
Mountain View
California  94041. . . . . . . . . . . . .                  435,000                     Nil
                                            -----------------------  ----------------------
Fred Fierling(10)
2946 Waterford Place
Coquitlam, British Columbia, Canada
V6E 2S0. . . . . . . . . . . . . . . . . .                  435,000                     Nil
                                            -----------------------  ----------------------
Daniel Tepper(11)
1350 East Flamingo Road, #52
Las Vegas, Nevada  89119 . . . . . . . . .                4,916,250                      5%
                                            -----------------------  ----------------------
Rickart A. Connole(12)
Vice President, Business Development
84 Elgin Road, P.O. 1136
Pocasset, MA 02559 . . . . . . . . . . . .                   41,670                     Nil
                                            -----------------------  ----------------------


Shoni Bernard(13)
Secretary of Zed
c/o 148 - 4664 Lougheed Hwy
Burnaby, British Columbia, Canada
V6C 5T5. . . . . . . . . . . . . . . . . .                   60,000                     Nil
                                            -----------------------  ----------------------
Neil Wieler (14)
Director of Technology (Optica)
11430 - 75B Avenue
Delta, British Columbia, Canada. . . . . .                  480,000                     Nil
                                            -----------------------  ----------------------
Merlin D. Mott
Systems Engineer and Manager of Technical
Services (Zed)
1717 Harversley Avenue
Coquitlam, British Columbia, Canada
V3J 1V8. . . . . . . . . . . . . . . . . .                      Nil                     Nil
                                            -----------------------  ----------------------
DIRECTORS AND OFFICERS AS A GROUP(15). . .               20,714,170                     20%
==========================================  =======================  ======================

(1)     Based  on  31,354,160  shares of common stock issued and outstanding as of December
31,  2000  and  assuming  all  preferred  stock and stock options are exercised.  Except as otherwise  indicated,  we  believe  that  the  beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with  respect  to  such  shares,  subject  to  community  property  laws  where applicable.
Beneficial  ownership  is  determined in accordance with the rules of the SEC and generally includes  voting  or  investment  power with respect to securities.  Shares of common stock subject  to  options  or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such  option  or  warrants,  but  are  not deemed outstanding for purposes of computing the percentage ownership of any other person.  With respect to 5% shareholders, the information for  the  above  table  was  derived from a registered shareholders list as provided by the transfer  agent  on  December  19,  2000.

(2)     Comprised of 54,040,165 common shares issuable upon conversion of 292,109 shares of
Series A Preferred Stock, which are immediately convertible.  Russells Systems Limited is a
Bahamas  company  whose  sole  stockholder  is  a  trust.

(3)     Comprised  of  7,604,980 common shares issuable upon conversion of 41,108 shares of
Series  A  Preferred Stock, which are immediately convertible.  Crystsal Marriott S.A. is a
Bahamas  company  whose  sole  stockholder  is  a  trust.

(4)     Comprised  of  7,604,980 common shares issuable upon conversion of 41,108 shares of
Series  A  Preferred  Stock,  which  are  immediately  convertible.  Winjoy Services Centre
Limited  is  a  Bahamas  company  whose  sole  stockholder  is  a  trust.

(5)     Comprised  of 10,499,860 common shares issuable upon conversion of 56,756 shares of
Series  A  Preferred  Stock.  Virgil  Securities  S.A.  is  a  Bahamas  company  whose sole stockholder  is  a  trust.  Douglas  Smith,  President, CEO, Chairman and a director of the
Company,  is  a  beneficiary of the trust but Mr. Smith is not a trustee, does not have the right  to  vote  the shares or dispose of the shares, or to terminate the trust.  Mr. Smith disclaims  beneficial  ownership  of  the  shares.

(6)     Comprised  of  3,500,015 common shares issuable upon conversion of 18,919 shares of
Series  A Preferred Stock, which are immediately convertible.  Montreau Investments Ltd. is a  Grand  Cayman  company  whose  sole  stockholder  is  a  trust.

(7)     Comprised of 15,000,000 common shares issuable upon the conversion of 50,000 shares of  Series  B  Preferred Stock, which are immediately convertible, that are issuable to Mr.
Smith (through an affiliate) in exchange for preferred stock of Zed held by an affiliate of
Mr.  Smith.  See  "Changes  in  Control:  The Acquisition of Zed Data Systems Corp.".  Also
includes  1,680,000 common shares that Mr. Smith may acquire pursuant to stock options that are  currently exercisable or exercisable within 60 days.  Mr. Smith was granted options to purchase  an aggregate of 2,800,000 common shares, which vest at the rate of 112,000 shares per month commencing December 24, 1999.  Does not include shares owned by Virgil Securities
S.A.,  beneficial  ownership  of  which  is disclaimed by Mr. Smith.  See footnote 5 above.

(8)     Includes  1,050,000  common  shares  that  Mr.  Kitts may acquire pursuant to stock options  that  are  currently  exercisable  or  exercisable  within 60 days.  Mr. Kitts was granted options to purchase an aggregate of 1,750,000 common shares, which vest at the rate of  70,000  shares  per  month  commencing  December  24,  1999.


(9)     Includes  435,000  common  shares  that Mr. Gemassmer may acquire pursuant to stock options  that  are  currently exercisable or exercisable within 60 days.  Mr. Gemassmer was granted  options  to purchase an aggregate of 725,000 common shares, which vest at the rate of  29,000  shares  per  month  commencing  December  24,  1999

(10)     Includes  435,000  common  shares  that Mr. Fierling may acquire pursuant to stock options  that  are  currently  exercisable or exercisable within 60 days.  Mr. Fierling was granted  options  to purchase an aggregate of 725,000 common shares, which vest at the rate of  29,000  shares  per  month  commencing  December  24,  1999.

(11)     Based  solely  on information set forth in the Company's records that has not been verified  by Mr. Tepper.  Under the terms of a Settlement Agreement and Release between Mr.
Tepper,  Mr.  Kitts  and  the Company, Mr. Tepper is obligated to vote all of his shares of common  stock  for management nominees to the Company's Board of Directors and on all other matters  in  the  same  proportion  as  the  votes cast by the stockholders of the Company.

(12)     Includes  41,670  common  shares  that  Rickart A. Connole may acquire pursuant to stock  options  that  are currently exercisable or exercisable within 60 days.  Mr. Connole was  granted  options  to  purchase  100,000 common shares, which vest at the rate of 2,778 shares  per  month  commencing  December  24,  1999.

(13)     Includes  60,000  common  shares  that Shoni Bernard may acquire pursuant to stock options  that  are  currently  exercisable  or exercisable within 60 days.  Mr. Bernard was granted  options  to  purchase 100,000 common shares which vest at the rate of 4,000 shares per  month  commencing  December  24,  1999.

(14)     Includes  480,000  common  shares  that  Neil Wieler may acquire pursuant to stock options  that  are  currently  exercisable  or  exercisable within 60 days.  Mr. Wieler was granted options to purchase 1,000,000 common shares which vest at the rate of 40,000 shares per  month  commencing  March  8,  2000.

(15)     Includes  3,701,670 common shares that directors and officers may acquire pursuant to  stock  options  that  are  currently  exercisable  or exercisable within 60 days.  Also includes 15,000,000 common shares that are issuable upon the conversion of 50,000 shares of
Series  B  Preferred  Stock.  Does  not  include  shares  owned  by Virgil Securities S.A., beneficial ownership of which is disclaimed by Mr. Smith.  See footnote 5 above.

Except for common stock issuable upon the conversion of Series A Preferred Stock pursuant to the acquisition of Optica and upon the conversion of Series B Preferred Stock pursuant to the acquisition of Zed, we are unaware of any contract or other arrangement the operation of which may, at a date subsequent to this Annual Report, result in a change of control of our company. Shares issuable upon conversion of Series A Preferred Stock and Series B Preferred Stock are determined in relation to then current trading prices of our common stock.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Except as otherwise indicated below, and in compensation agreements discussed above under "Item 10 - Executive Compensation", we have not been a party to any transaction, proposed transaction, or series of transactions during the year ended September 30, 2000 in which the amount involved exceeds $60,000, and in which, to its knowledge, any of our directors, officers, 5% beneficial security holder, or any member of the immediate family of such persons has had or will have a direct or indirect material interest.

The  Acquisition  of  Optica  Communications  International  Inc.

     On March 15, 2000, we acquired all of the issued and outstanding shares of Optica in exchange for 450,000 shares of our Series A Convertible Preferred Stock. Each share of the 450,000 Series A Preferred Stock that was issued to the former stockholders of Optica pursuant to the acquisition agreement is currently convertible into 185 shares of our common stock. Accordingly, an aggregate of 83,250,000 shares of our common stock is issuable upon the conversion of the 450,000 shares of our Series A Preferred Stock. In addition, each share of Series A Preferred Stock is currently entitled to 185 votes (an aggregate of 83,250,000 votes for all of the outstanding Series A Preferred Stock), voting together, except as provided by law, with the holders of our common stock as a single class at each meeting of stockholders of our company. Based on the 31,354,160 shares of our common stock issued and outstanding as of December 31, 2000, the holders of our Series A Preferred Stock upon conversion would own approximately 73% of our outstanding common stock (without giving effect to any currently outstanding options). Therefore, the issuance of the Series A Preferred Stock resulted in a change in control of our company.

     The former stockholders of Optica now have voting control of our company. These stockholders include: Russells Systems Limited, Crystsal Marriott S.A., Winjoy Services Centre Limited, and Virgil Securities S.A.

Douglas Smith, one of our directors and officers, is one of the beneficiaries of a trust that is the sole stockholder of Virgil Securities S.A, but Mr. Smith is not a trustee, does not have the right to vote the shares or dispose of the shares, or to terminate the trust. Mr. Smith disclaims beneficial ownership of the shares of Series A Preferred Stock.

The  Acquisition  of  Zed  Data  Systems  Corp.

     On July 7, 2000, we acquired Zed from a group which was owned, directly and indirectly, by Douglas Smith, one of our directors and officers. Mr. Smith is also the President and a founder of Zed. The Zed acquisition consisted of a share purchase agreement and a share exchange agreement.

     In the share exchange, Smith Shelf Company Limited, a corporation solely owned by Douglas Smith, one of our directors and officers, exchanged its approximate 23% interest in the common stock of Zed for 50,000 shares of Zed Preferred Stock. The 50,000 shares of Zed Preferred Stock are exchangeable, at the option of the holder at any time and from time-to-time, for an aggregate of 50,000 shares of our Series B Preferred Stock. As of December 15, 2000, none of the shares of Zed Preferred Stock has been exchanged for any of our Series B Preferred Stock. When issued, each share of our Series B Preferred Stock will be convertible into 300 shares of our common stock and will be entitled to 300 votes (an aggregate of 15,000,000 votes when all of the outstanding Series B Preferred Stock is issued and outstanding), and will be voted together with our common stock as though they were a single class of stock. Therefore, upon exchange of all of the Zed Preferred Stock for our Series B Preferred Stock, and the subsequent conversion of all of our Series B Preferred Stock into our common stock, we will issue an aggregate of 15,000,000 shares of common stock to Smith Shelf Company Limited (or its permitted successor).

     Based upon the 31,354,160 shares of our common stock that are issued and outstanding as of December 31, 2000, and giving effect to the conversion of all of the Company's outstanding Series A Preferred Stock into 83,250,000 shares of common stock, the holders of our Series B Preferred Stock would be entitled to approximately 12% of the vote on any matter to be decided by our shareholders and, upon conversion of their Series B Preferred Stock, would own approximately 12% of our outstanding common stock (without giving effect to any currently outstanding options).

     In the share purchase, we acquired the approximately 77% remaining issued and outstanding shares of the common stock of Zed in consideration for three promissory notes in the aggregate principal amount of $5,000,000, one to Smith Shelf Company Number 15 Limited in the amount of $3,930,635, one to Ewing Consulting Corp. in the amount of $703,275, and one to Douglas Smith in the amount of $366,090. The promissory notes, as amended, bear interest at 12% per year and are payable in 6 equal monthly instalments of $715,000, commencing February 28, 2001, followed by one final instalment of $710,000 on August 31, 2001. The promissory notes are secured by a pledge of the shares of common stock of Zed acquired by us, and by a security interest in all of our present and after acquired assets. As at the fiscal year ended September 30, 2000, the promissory note payable to Smith Shelf Company Number 15 Limited has a principle balance of $3,930,635 with accrued interest thereon of $112,427, and the promissory note payable to Ewing Consulting Corp. has a principal balance of $703,275 with accrued interest thereon of $20,116.

Payments  to  Ewing  Consulting  Corporation

     We made interest payments of $211 and principal repayments in respect of promissory notes and loans payable to Ewing Consulting Corporation, a corporation related to us by a shareholder and director in common, with the principal balance of $703,275. We also paid $6,770 in management fees to Ewing Consulting Corporation during the fiscal year ended September 30, 2000.

Promissory  Notes  Payable  to  Shareholders  and  Directors

     We have a promissory note payable to Doug Smith, our President, Chairman and one of our directors, with a principal balance of $366,090 with accrued interest thereon of $10,471 outstanding as of the fiscal year ended September 30, 2000.

     We also have a promissory note payable to Brian Kitts, one of our directors, with a principal balance of $2,000,000 with accrued interest thereon of $200,214 outstanding as of the fiscal year ended September 30, 2000. We owe $2,268,345 as at the year ended September 30, 2000.

Consulting  Fees  Paid  to  a  Director

     We paid $6,000 to Ernst Gemassmer, one of our directors, for consulting services rendered in the fiscal year ended September 30, 2000 pursuant to an oral consulting agreement between Mr. Gemassmer and our company.

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K

(a)  The  following  documents  are  filed  as  part  of  this  report:
     Financial  Statements:

     Independent  Auditor's  Report,  dated  January  12,  2001.

     Consolidated  Balance  Sheet  as  at  September  30,  2000  and  1999.

     Consolidated Statements of Operations for the years ended September 30, 2000 and 1999.

     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the cumulative period from October 1, 1998 to September 30, 2000.

     Consolidated Statements of Cash Flows for the years ended September 30, 2000 and 1999.

     Summary  of  Significant  Accounting  Policies.

     Notes  to  the  Consolidated  Financial  Statements.

     Exhibits:     Incorporated  by reference to the Exhibit Index at the end of this  report.

(b)     Reports  on  Form  8-K

     On February 15, 2000, we filed a report on Form 8-K reflecting restated audited financial statements for the three years ended September 30, 1999, 1998 and 1997.

     On March 31, 2000, we filed a report on Form 8-K in connection with the acquisition agreement with Optica, dated March 15, 2000 and with an effective date of November 24, 2000, and the resulting change of control of our company. For details on the acquisition of Optica, see Item 1 - "Description of Business".

     On April 17, 2000, we filed an amended report on Form 8-K/A in connection with the Form 8-K filed on March 31, 2000. The amended Form 8-K/A corrected certain details regarding the agreement to acquire Optica.

     On June 6, 2000, we filed a second amended report on Form 8-K/A in connection with the Form 8-K filed on March 31, 2000 and the Form 8-K/A filed April 17, 2000. The second amended Form 8-K/A contained the audited Consolidated Financial Statements of Optica for the year ended September 30, 1999, Consolidated Financial Statements of Optica for the three months ended December 31, 1999, and unaudited Pro Forma Consolidated Financial Information for the year ended September 31, 1999 and the three months ended December 31, 1999.

     On July 24, 2000, we filed a report on Form 8-K in connection with the acquisition of all of the issued and outstanding shares of common stock of Zed pursuant to a share exchange agreement and a share purchase agreement. All of the issued and outstanding shares of common stock of Zed were owned, directly or indirectly, by Douglas Smith, one of our directors and officers. For details on the acquisition of Zed, see Item 1 - "Description of Business".

     On September 25, 2000, we filed a report on Form 8-K, which should have been filed as an amended Form 8-K/A to the report on Form 8-K filed July 24, 2000 regarding our acquisition of Zed. The September 25, 2000 Form 8-K contained the unaudited Pro Forma Combined Financial Statements of our company and Zed.

     On September 27, 2000, we filed an amended report on Form 8-K/A in connection with the Form 8-K filed on September 25, 2000 regarding our acquisition of Zed. The amended Form 8-K/A contained the audited consolidated balance sheets, consolidated statement of operations, shareholders' equity and cash flows for Zed, and the unaudited Pro Forma Combined Balance Sheet and Combined Statement of Income of our company and Zed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 16, 2001.

     INVESTAMERICA,  INC.

     By:  /s/ Douglas Smith
          Douglas  Smith
          Chairman,  President  and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/ Douglas Smith          January  16,  2001
     Douglas  Smith
     Chairman,  President  and
     Chief  Executive  Officer


     /s/ Brian Kitts            January  16,  2001
     Brian  Kitts
     Secretary,  Director


     /s/ Ernst Gemassmer        January  16,  2001
     Ernst  Gemassmer
     Director


     /s/ Fred Fierling          January  16,  2001
     Fred  Fierling
     Director

EXHIBIT INDEX

EXHIBIT
NO.            DESCRIPTION  OF  EXHIBIT
-----          ------------------------

Exhibits  Required  by  Item  601  of  Regulation  S-B

(3)     Articles  of  Incorporation  and  By-laws

     3.1 Articles of Incorporation of our company (incorporated by reference from our Form 10-SB Registration Statement, filed November 30,
            1999).

     3.2 Bylaws of our company (incorporated by reference from our Form 10-SB Registration Statement, filed November 30, 1999).

     3.3 Amended Articles of Incorporation of our company (incorporated by reference from our Form 10-SB Registration Statement, filed November 30, 1999).

(10)    Material  Contracts

     10.1 Acquisition Agreement, dated as of November 22, 1999 and consummated March 15, 2000, among our company and Optica (incorporated by reference from our Form 8-K Current Report, filed March 31, 1999, as amended by Form 8-K/A-1 Current Report, filed
            April 17, 2000, and as further amended by Form 8-K/A-2 Current Report, filed June 5, 2000).

     10.2 Share Exchange Agreement, dated as of July 5, 2000, among our company, Zed Data Systems Corp. and Smith Shelf Company Limited (incorporated by reference from our Form 8-K Current Report, filed July 24, 2000, as amended by Form 8-K Current Report, filed
            September  25,  2000,  and  as further amended by Form  8-K/A  filed
            September  27,  2000).

     10.3 Share Purchase Agreement, dated as of July 5, 2000, among our company, Zed Data Systems Corp. and the shareholders of Zed Data
            Systems Corp. named therein (incorporated by reference from our Form 8-K Current Report, filed July 24, 2000, as amended by Form 8-K Current Report, filed September 25, 2000, and as further amended by Form 8-K/A filed September 27, 2000).

     10.4 1999 Stock Option Plan of our company, as amended (incorporated by reference from our Form S-8 Registration Statement, filed March 15, 2000).

     10.5 Employment Agreement, dated February 8, 2000, between our subsidiary, Optica., and James Duncan (incorporated by reference from our Form S-8 Registration Statement, filed March 15, 2000).

     10.6 Employment Agreement, dated February 8, 2000, between our subsidiary, Optica, and Lyle Kerr (incorporated by reference from our Form S-8 Registration Statement, filed March 15, 2000).

     10.7 Employment Agreement, dated February 8, 2000, between our subsidiary, Optica, and Neil Weiler (incorporated by reference from our Form S-8 Registration Statement, filed March 15, 2000).

     10.8 Employment Agreement, dated July 20, 2000, between our company and Rick Connole.

     10.9 Employment Agreement, dated September 8, 2000, between our subsidiary, Optica, and Mark Nomura.