Form 10QSB
period 2000-12-31
INVESTAMERICA INC
filed 2001-02-14
CIK 1053253

UNITED  STATES
                        SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549

                                   FORM 10-QSB


(Mark  One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  December  31,  2000
                                         -------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from          to

     Commission  file  number  0-28303
                               -------

                               INVESTAMERICA, INC.
                               -------------------
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

                                 (435) 615-8801
                                 --------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
    (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

31,354,160  common  shares  issued  and  outstanding  as  at  January  15,  2001
--------------------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To:     The  Shareholders  of
        Investamerica,  Inc.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2000 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Park City, Utah                               /s/ signed
Date:  February 14,  2001                     Director  of  Investamerica,  Inc.


INVESTAMERICA,  INC.
CONDENSED  CONSOLIDATED  BALANCE  SHEETS


                                                                               December 31,    September 30,
ASSETS                                                                             2000            2000
                                                                              --------------  ---------------
Current assets:
  Cash and cash equivalents                                                   $      30,120   $       70,533
  Accounts receivable                                                               233,920          404,971
  Inventories                                                                        26,222           14,547
                                                                              --------------  ---------------
Total current assets                                                                290,262          490,051

Long-term investment                                                              4,000,000        4,000,000
Property and equipment, net                                                         116,641          126,374
Goodwill, net                                                                    24,388,057       25,742,949
                                                                              --------------  ---------------

Total assets                                                                  $  28,794,960   $   30,359,374
                                                                              ==============  ===============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                                    $     757,918   $      588,057
  Notes payable                                                                   7,043,348        7,039,755
  Due to related party                                                              297,967        2,268,345
                                                                              --------------  ---------------
Total current liabilities                                                         8,099,233        9,896,157
                                                                              --------------  ---------------

Continuing operations (Note 1)
Contingencies (Note 6)

Stockholders' equity (deficit):

Preferred stock, undesignated, par value $.001, authorized shares -
 5,000,000 at December 31, 2000 and at September 30, 2000;
 no shares issued and outstanding                                                         -                -

Series A convertible preferred stock, par value $.001, authorized, issued and outstanding shares - 450,000 at December 31, 2000
 and at September 30, 2000                                                              450              450

Series B convertible preferred stock, par value $.001, authorized, issued and outstanding - none at December 31, 2000 and none
 at September 30, 2000                                                                    -                -

Equity conversion right                                                          22,218,750       22,218,750

Common stock $.001 par value, authorized shares - 50,000,000 at
 December 31, 2000 and at September 30, 2000; issued and
 outstanding shares - 31,354,160 at December 31, 2000
 and September 30, 2000, respectively                                                31,354           31,017
Common stock subscribed                                                             100,000                -
Additional paid-in capital                                                        8,078,270        6,078,607
Deferred share-based compensation                                                (2,573,073)      (3,020,187)
Accumulated deficit                                                              (7,156,628)      (4,845,420)
Foreign exchange translation adjustment                                              (3,396)               -
Total stockholders' equity (deficit)                                             20,695,727       20,463,217
Total liabilities and stockholders' equity                                    $  28,794,960   $   30,359,374
                                                                              ==============  ===============

See Accompanying Notes to these Condensed Consolidated Financial Statements


INVESTAMERICA,  INC.
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(EXPRESSED  IN  UNITED  STATES  DOLLARS)



                                                                                      Three months ended
                                                                                          December 31,
                                                                                       --------------------
                                                                                      2000             1999
                                                                              --------------------  -----------
Revenues                                                                      $           194,345   $        -

Cost of goods sold                                                                         83,680            -
                                                                              --------------------  -----------

Gross profit                                                                              110,665            -


Operating expenses:
 Selling, general and administrative (including amortization
 of deferred compensation expense of $447,114)                                            852,004       18,426
 Amortization of goodwill                                                               1,354,892            -
                                                                              -------------------  ------------
Total operating expenses                                                                2,206,896       18,426
                                                                              --------------------  -----------

Loss from operations                                                                   (2,096,231)     (18,426)

Interest expense                                                                         (214,978)           -

Loss before income taxes                                                               (2,311,209)     (18,426)

Income taxes                                                                                    -            -
                                                                              --------------------  -----------

Loss for the period                                                           $        (2,311,209)  $  (18,426)
                                                                              ====================  ===========



Loss per share:
 Basic                                                                        $             (0.02)  $    (0.00)


Weighted average number of shares used to calculate
   loss per share:
 Basic                                                                                114,383,801    9,859,148


See Accompanying Notes to these Condensed Consolidated Financial Statements


INVESTAMERICA,  INC.
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(EXPRESSED  IN  UNITED  STATES  DOLLARS)


                                                                                     Three months ended
                                                                                         December 31,
                                                                                     2000            1999
                                                                             --------------------  ---------
Cash flows from operating activities:
  Net loss for the period                                                    $        (2,311,209)  $(18,426)
  Adjustments to reconcile net loss to net
 cash provided by operating activities:
    Amortization of goodwill. . . . . . . . . . . . . . . . . . . . . . . .            1,354,892          -
    Amortization of deferred share-based compensation . . . . . . . . . . .              447,114          -
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                9,435          -
    Foreign currency translation adjustment . . . . . . . . . . . . . . . .               (3,397)         -
  Change in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .              171,051         68
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (11,675)         -
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .              169,861      3,973
                                                                             -------------------  ----------
  Net cash used in operating activities . . . . . . . . . . . . . . . . . .             (173,928)   (14,385)
                                                                             --------------------  ---------

Cash flows from investing activities:
  Purchase of property and equipment. . . . . . . . . . . . . . . . . . . .               (1,109)
                                                                             -------------------  ----------
  Net cash used in investing activities . . . . . . . . . . . . . . . . . .                    -     (1,109)
                                                                             --------------------  ---------


Cash flows from financing activities:
  Proceeds from issuance of notes payable . . . . . . . . . . . . . . . . .                3,593     20,340
  Proceeds from shareholder loan. . . . . . . . . . . . . . . . . . . . . .               29,622          -
  Proceeds from sales of property and equipment . . . . . . . . . . . . . .                  300          -
  Proceeds from common stock subscription . . . . . . . . . . . . . . . . .              100,000          -
                                                                             --------------------  ---------
  Net cash provided by financing activities . . . . . . . . . . . . . . . .              133,515     20,340
                                                                             --------------------  ---------
Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .              (40,413)     4,846
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .               70,533          -
                                                                             -------------------  ----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . .  $            30,120   $  4,846
                                                                             ====================  =========

Supplemental non-cash financing disclosure
 Issuance of common shares on settlement of note payable. . . . . . . . . .  $         2,000,000          -
                                                                             ====================  =========


See Accompanying Notes to these Condensed Consolidated Financial Statements


INVESTAMERICA,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)


                                                                                     Class A Convertible               Equity
                                                                                        Preferred Stock            Conversion
                                                                                    Shares           Amount             Right
                                                                              -------------------  -----------  -------------
Balance, October 1, 1998
 (InvestAmerica)                                                                                -  $         -  $           -
Net loss                                                                                        -            -              -
                                                                              -------------------  -----------  -------------
Balance, September 30, 1999                                                                     -            -              -

                                                                                                -
Shares issued on settlement of lawsuit                                                          -            -              -
Shares issued for cash                                                                          -            -              -
Cancelled shares                                                                                -            -              -
Net income                                                                                      -            -              -
                                                                              -------------------  -----------  -------------
Balance, March 15, 2000                                                                         -            -              -
Adjustment for reverse                                                                          -
 acquisition on March 15, 2000                                                                  -            -              -

                                                                                                -            -              -
                                                                              -------------------  -----------  -------------
                                                                                                -
Issued on acquisition of
 Optica (Note 3)                                                                          450,000          450              -
Value of equity conversion right issued
 upon acquisition of Zed (Note 3)                                                               -            -     22,218,750
Compensation expense                                                                            -            -              -
Issued for cash                                                                                 -            -              -
Deferred share-based compensation                                                               -            -              -
Amortization of shared-based
 compensation                                                                                   -            -              -
Net loss                                                                                        -            -              -
                                                                              -------------------  ----------  ---------------
Balance, September 30, 2000                                                               450,000  $       450  $  22,218,750
                                                                              ===================  ===========  =============


See Accompanying Notes to these Condensed Consolidated Financial Statements

                                                                                                          Additional      Deferred
                                                                                     Common Stock         Paid-in      share-based
                                                                                Shares          Amount    Capital     compensation
Balance, October 1, 1998
 (InvestAmerica)                                                               9,859,148   $    9,859     $ 1,777,180   $       -

Net loss                                                                               -            -               -           -
                                                                               ----------------------------------------------------

Balance, September 30, 1999                                                    9,859,148        9,859       1,777,180           -

Shares issued on settlement of lawsuit                                         4,740,000        4,740       7,368,154           -

Shares issued for cash                                                        16,148,555       16,148         699,059           -

Cancelled shares                                                                (225,000)        (225)       (5,975)          -

Net income                                                                             -            -               -           -
                                                                              -----------------------------------------------------

Balance, March 15, 2000                                                       30,522,703       30,522       9,838,418           -

Adjustment for reverse
 acquisition on March 15, 2000                                                         -            -      (9,865,270)          -
                                                                              -----------------------------------------------------
                                                                              30,522,703       30,522         (26,852)          -
                                                                              -----------------------------------------------------

Issued on acquisition of
 Optica (Note 3)                                                                       -            -          70,184           -

Value of equity conversion right issued
 upon acquisition of Zed (Note 3)                                                      -            -               -           -

Compensation expense                                                             300,000          300       1,574,700           -

Issued for cash                                                                  194,919          195         699,845           -

Deferred share-based compensation                                                     -             -       3,760,730  (3,760,730)

Amortization of shared-based
 compensation                                                                          -            -              -      740,543

Net loss                                                                               -            -              -            -

Balance, September 30, 2000                                                   31,017,622   $   31,017   $  6,078,607 $ (3,020,187)
                                                                              =====================================================


See Accompanying Notes to these Condensed Consolidated Financial Statements



INVESTAMERICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(Expressed in United States Dollars)
CONTINUED

                                                                               Accumulated
                                                                               Deficit During                Total
                                                                               Development            Stockholders
                                                                               Stage              Equity (Deficit)
                                                                              -----------------   ----------------
Balance, October 1, 1998
 (InvestAmerica)                                                                $    (3,005,878)   $   (1,218,839)
Net loss                                                                             (7,248,213)       (7,248,213)
                                                                              -------------------  ---------------
Balance, September 30, 1999                                                         (10,254,091)       (8,467,052)

Shares issued on settlement of lawsuit                                                        -         7,372,894
Shares issued for cash                                                                        -           715,207
Cancelled shares                                                                              -            (6,200)
Net Income                                                                              455,785           455,785
                                                                              -------------------  ---------------
Balance, March 15, 2000                                                              (9,798,306)           70,634
Adjustment for reverse
 acquisition on March 15, 2000                                                        9,793,747           (71,523)
                                                                              -------------------  ---------------
                                                                                         (4,559)             (899)

Issued on acquisition of
 Optica (Note 3)                                                                              -            70,634
Value of equity conversion right issued
 upon acquisition of Zed (Note 3)                                                             -        22,218,750
Compensation expense                                                                          -         1,575,000
Issued for cash                                                                               -           700,040
Deferred share-based compensation                                                             -                 -
Amortization of shared-based
 compensation                                                                                 -           740,543
Net loss                                                                              (4,840,861)      (4,840,861)
                                                                               -----------------------------------
Balance, September 30, 2000                                                    $      (4,845,420)   $  20,463,217
                                                                              ===================  ===============


See Accompanying Notes to these Condensed Consolidated Financial Statements



     1.     CONTINUING  OPERATIONS

The financial statements of InvestAmerica, Inc. ("InvestAmerica") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). InvestAmerica is a public company quoted on the NASD's OTC Bulletin Board.

The Company, through its subsidiary, Zed Data Systems Corp., provides public and private sector end users with data communication solutions across North America. These services primarily include system design and installation.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2000, the Company had negative working capital of $7,808,971. For the quarter ended December 31, 2000, the Company incurred a net loss of $2,311,209 and is reliant on current and future stockholders' financial support to assist in meeting cash flow needs.

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

     2.     SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

The accompanying financial data as of December 31, 2000 and for the three months ended December 31, 2000 and December 31, 1999 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The September 30, 2000 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of December 31, 2000, results of operations for the three months ended December 31, 2000 and December 31, 1999, and cash flows for the three months ended December 31, 2000 and December 31, 1999 have been made. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amount of such estimates, when known, will vary from these estimates.

Concentration  of  Credit  Risk  and  Economic  Dependence

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. Cash is custodied with high-quality financial institutions and short term investments are made in investment grade securities to mitigate exposure to credit risk. The Company had revenues from one customer during the period ended December 31, 2000 that accounted for 74% of equipment sales and 39% of trade accounts receivable as at December 31, 2000.

Recent  Accounting  Pronouncements

The Company adopted Statement of Financial Accounting Standards NO. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 as of the beginning of its fiscal year 2001. The Standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedges assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting SFAS 133, as amended, did not have a material effect on the Company's financial position or overall trends in results in operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the requirements that must be met in order to recognize revenue and provides guidance for disclosure of revenue recognition policies. In June 2000, the SEC issued SAB No. 101B which delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal 2000. The Company has assessed the impact of SAB 101 and does not expect the adoption to have a material effect on its financial position or results of operation.


     3.     ACCOUNTS  RECEIVABLE


                                                               December 31,    September 30,
                                                                   2000            2000
                                                              --------------  ---------------
Trade accounts receivable                                     $     261,141   $      451,082
Note receivable                                                       9,130            9,462
Income taxes receivable                                              44,682           17,958
Other accounts receivable                                               160            7,446
Allowance for doubtful accounts                                     (81,193)         (80,977)
                                                              --------------  ---------------
Accounts receivable                                           $     233,920   $      404,971
                                                              ==============  ===============


The note receivable does not bear interest and is unsecured.


     4.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

                                                                             December 31,   September 30,
                                                                                 2000            2000
                                                                             -------------  --------------
Trade accounts payable                                                       $     128,443  $      185,542
Accrued compensation                                                                95,474          79,403
Accrued interest due to related parties                                            534,001         323,112
                                                                             ------------  ---------------
Accounts payable and accrued liabilities                                     $     757,918  $      588,057
                                                                             =============  ==============


5.     SEGMENTED  INFORMATION

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

     6.     CONTINGENCIES

During fiscal 1999, a shareholder of the Company (the "Shareholder") obtained two default judgments against the Company; one required the payment of money and the other declared that the Shareholder was then the sole officer and director of the Company. The Shareholder alleges that the Company settled the matters addressed in these two default judgments in a settlement agreement (the "First Settlement Agreement") whereby the Company agreed to (i) issue common shares to the Shareholder such that he would then own 95% of the total amount of issued and outstanding common shares; (ii) deem the Shareholder the rightful owner of certain common shares issued by Fidelity Holdings, Inc.(the "Fidelity Shares") and certain royalties owed by a third party (the "Royalties"); and (iii) recognize the Shareholder as the Company's sole director and Chief Executive Officer.

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

ITEM  1.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although our management believes that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Actual results could vary materially from those expressed in those forward-looking statements. Readers are referred to "Plan of Operation", "Cash Requirements", "Future Research, Development and Operations" and "Marketing" sections contained in this Quarterly Report, as well as the factors described below in the section entitled "Factors That May Affect Our Future Results", which identify some of the important factors or events that could cause our actual results or performance to differ materially from those contained in the forward looking statements.

GENERAL

On March 15, 2000, we acquired 100% of the issued and outstanding shares of Optica Communications International Inc. ("Optica") by way of a share exchange reorganization, which is described in detail in our Annual Report on Form 10-KSB filed on January 16, 2001. Since incorporation, Optica has been in the business of developing a fiber optic network over which it intends to provide optical wavelength and multimedia bandwidth services, including internet, voice and data communications, video and streaming media.

On July 7, 2000, we acquired 100% of the issued and outstanding common shares of Zed Data Systems Corp. ("Zed") by way of a purchase of shares and a share exchange reorganization. In the share purchase, we paid an aggregate of $5,000,000 for approximately 77% of the issued and outstanding common shares of Zed. As part of this Share Purchase, the balance of Zed's common shares were converted into 50,000 shares of Class D Preferred Stock of Zed. One shareholder owns all of these shares of Class D Preferred Stock of Zed, which are exchangeable at any time for an aggregate of 50,000 shares of our Series B Preferred Stock. As a result, we own all of the issued and outstanding common shares of Zed. This acquisition is described in detail in our Annual Report on Form 10-KSB, filed on January 16, 2001. Since incorporation, Zed has been in the business of providing data communications and network systems solutions, including network design, installation, commissioning, security and maintenance.

We plan to continue to operate both of these businesses over the twelve months ending December 31, 2001.

RESULTS  OF  OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations for the period ended December 31, 2000. The operating results for the three months ended December 31, 2000 and 1999, respectively, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period. As a result of our acquisition of Optica via reverse acquisition on March 15, 2000, our financial statements are presented as a continuation of Optica. Accordingly, financial information relating to the quarter ended December 31, 1999 is that of Optica.

                                                                      Year ended
                                  Three months ended December 31,  September 30,
                                      2000              1999                2000

Revenues                         $   194,345         $        -    $   1,293,690

Cost of goods sold                    83,680                  -          890,939
                                 -----------------------------------------------
Gross Profit                         110,665                  -          402,751


Operating expenses:
  Selling, general and
   administrative (includes
   amortization of deferred
   share-based compensation)         852,004            118,426        3,625,652
  Amortization of goodwill         1,354,892                  -        1,354,892
  Interest expense                   214,978                  -          263,068

Total operating expenses           2,421,874            18,426         5,243,612
                                 -----------------------------------------------
Net loss from operations         $2,311,209             18,426      $  4,840,861
                                 ===============================================

REVENUES

Total revenues were $194,345 and $Nil for the quarters ended December 31, 2000 and 1999, respectively. Total revenue for the year ended September 30, 2000 was $1,293,690.

We currently derive our revenues from the sale, installation and maintenance of data communications equipment and data communication solutions provided by InvestAmerica's subsidiary Zed, which was acquired at the beginning of the fourth quarter of fiscal 2000. We recognize revenues on delivery if persuasive evidence of an arrangement exists, delivery and installation is complete, the fee is fixed and determinable and collection is probable. If uncertainty exists regarding customer acceptance, revenues are deferred until acceptance occurs. If an acceptance period is required, revenues are only recognized upon customer acceptance.

Revenues for the quarter ended December 31, 2000 were lower than expected due to the early completion of a major sales contract, lower than usual sales generation resulting from our sales employees being on vacation or attending various conferences, and other factors such as general slow down of capital and information technology spending in the year-end holiday season. We expect sales to slow down in the next two quarters as large telecom companies cut their capital spending budgets further.

Revenues for the year ended September 30, 2000 were related to the completion of a significant contract with a large local telecommunications company. There was no revenue recorded in the quarter ended December 31, 1999 as the Company was in the development stage at that time.

COST  OF  GOODS  SOLD

Total cost of goods sold was $83,680 and $nil for the quarters ended December 31, 2000 and 1999, respectively. Total cost of goods sold for the year ended
September  30,  2000  was  $890,939.

We are generally able to achieve high margins on our sales due to the nature of our sales contracts and type of equipment we install. Data communications equipment and data communication solutions continue to be in high demand and as such provide us an opportunity to negotiate high margin contracts. We expect that over time, our margins will begin to shrink as other competitors enter the market and demand for data communications equipment declines.

OPERATING  EXPENSES

SELLING,  GENERAL  AND  ADMINISTRATIVE

Sales, general and administrative expenses consist primarily of salaries, bonuses and benefits earned by sales and marketing personnel, and related costs for executive, finance and administrative personnel. Sales, general and administrative expenses also include direct expenditures such as travel, rent, depreciation, advertising and promotion, legal and other professional fees.

Sales, general and administrative expenses were $404,890 and $18,426 for the quarters ended December 31, 2000 and 1999, respectively, excluding share-based compensation charges. This increase is due to our increased level of activity. Sales, general and administrative expenses were $2,885,109 for the year ended September 30, 2000, excluding share-based compensation charges.

For the quarter ended December 31, 2000, general and administrative expenses were higher than anticipated as we have incurred substantial legal fees related to the various lawsuits that we are defending. General and administrative expenses were also higher than anticipated for the year ended September 30, 2000 as we were in the process of commencing operations, hiring staff and obtaining office space. We have tended to use consultants to manage shareholder relations and various financial roles resulting in an increase in the professional fees we have incurred. During the year ended September 30, 2000, we recorded a charge for share-based compensation expense of $1,575,000 related to the hiring of three new employees, which is also included in sales, general and administrative expenses. We have often issued shares and options to employees and consultants as a means of reducing our cash outlays. We expect general and administrative expenses will increase as we continue to expand the business and increase our administrative capability.

SHARE-BASED  COMPENSATION

We recorded deferred share-based compensation of $3,760,730 during the year ended September 30, 2000 in connection with grants of share purchase options to our consultants. We are amortizing this amount over the four-year period and will allocate the expense to selling, general and administrative expenses. We recognized $447,114 and $nil in compensation expense in the quarters ended December 31, 2000 and 1999, respectively. During the year ended September 30, 2000, we recognized $740,543 in compensation expense. We currently expect to recognize $1,788,456, $1,200,121 and $31,001 in share-based compensation in the years ending September 30, 2001, 2002 and 2003, respectively.

AMORTIZATION  OF  GOODWILL

Amortization of goodwill was $1,354,892 for the quarter ended December 31, 2000 and the year ended September 30, 2000. No such amortization was recorded in the quarter ended December 31, 1999. This is related to the goodwill of approximately $27.1 million arising from the acquisition of Zed during the year ended September 30, 2000. We are amortizing goodwill from the acquisition over a period of five years. We anticipate acquiring other companies or assets which could result in further significant goodwill amortization or other charges and this could materially impact our operating results.

INTEREST  EXPENSE

Interest expense was $214,978 and $nil for the quarters ended December 31, 2000 and 1999, respectively, and $263,068 for the year ended September 30, 2000. The interest expense relates to interest accrued on notes payable, which bear interest at 12% per annum, have no fixed repayment terms and are secured. The majority of these notes were issued in connection with the acquisition of Zed Data Systems Corp in July 2000.

INCOME  TAXES

We have not provided for income taxes for the quarters ended December 31, 2000 and 1999, nor for the year ended September 30, 2000 due to the fact that we have not generated taxable income on a consolidated basis and due to the existence of significant net operating tax loss carry-forwards. These loss carry-forwards expire at various dates until 2006.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2000, we had $30,120 in cash and working capital of deficiency $7,808,971. We had incurred a net loss of $2,311,209 for the quarter ending December 31, 2000. Accordingly, our financial statements contain note disclosures describing the fact that these circumstances raise substantial doubt about our ability to continue as a going concern.

For the quarter ended December 31, 2000, our main source of working capital has been issuance of notes payable and the issuance of common shares, resulting in net cash provided by financing activities of $133,515. Operating activities resulted in a net use of cash of $173,928. However, our operating assets and liabilities provided us with cash in the amount of $329,237, due to active and close management of accounts payable and receipt of payment in regards to outstanding trade accounts receivable.

For the year ended September 30, 2000, our main source of capital was again the issuance of notes payable and the issuance of common shares, for net cash provided of $6.1 million. The acquisition of Zed and other investments resulted in a net use of funds of $8.6 million. Operations, through collection of trade receivables, also provided cash of $2.5 million.

Plan  of  Operation

Over the twelve months ending December 31, 2001, our primary objectives with respect to the business of Optica include:

- purchasing up to 16,500 route miles of fiber optic cable, linking over forty-eight major metropolitan areas in North America;

- arranging for the purchase, installation and maintenance of the hardware necessary to activate and operate the fiber optic network;

-     engineering  the  fiber optic network for maximum flexibility and quality;

- implementing, activating and testing selected routes of our fiber optic network; and

- reselling Indefeasible Rights of Use (IRUs) to a nominal number of users within the geographic area served by our fiber optic network. An Indefeasible Right of Use is an agreement for the use of dark fiber strands over a fixed period of time (usually measured in years).

Over the twelve months ending December 31, 2001, our primary objectives with respect to the business of Zed include:

-     increasing  sales  to  past  and  current  customers;

-     identifying  and  selling  to  new  customers;

- adjusting product and service offerings to meet customer needs and demands; and

- adding professional management, sales and service personnel to meet customer needs.

We anticipate that we will be able to complete our plan of operations if we can raise a significant amount of additional financing. Our actual expenditures and business plan may differ significantly from those anticipated in our plan of operations. We may decide not to pursue our plan of operations or we may modify our plan of operations depending on the amount of financing that we are able to secure. We do not currently have any arrangement in place for any debt or equity financing which would enable us to satisfy the cash requirements required by our plan of operations.

We anticipate that we will incur further operating losses in the foreseeable future. We base this expectation in part on the assumption that we will incur substantial operating and capital expenses in completing our plan of operations. Our future financial results are also uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

- willingness of external investors, including our supplier and vendors, to advance significant capital to us to finance our purchases of fiber optic hardware and cable and to implement our business plan and plan of operations;

- general economic conditions, government regulations and increased industry competition;

- uncertainty regarding our suppliers' ability to provide us with the required fiber optic hardware and dark fiber cable in a timely fashion;

-     whether  our  fiber  optic  network  can  be  successfully  deployed;

- whether there will be a market for our optical bandwidth services once the development of our fiber optic network is completed; and

- whether demand for our optical bandwidth services will be adequate to support economically viable continued operations.

Cash  Requirements

We will require a minimum of approximately $286 million over the period ending December 31, 2001 in order to accomplish our goals. The cash requirements are based on our estimates for operational and capital costs for the period ending December 31, 2001.

For Optica, we estimate that in this period approximately $279.5 million will be required for the purchase of fiber optic network hardware, including $25,000,000 for the purchase of up to 16,500 route miles of fiber optic cable, $4.5 million to implement and test the fiber optic network, to hire project management staff, to implement our planned sales and marketing program and for other operating expenses.

For Zed, we estimate that approximately $200,000 will be required for debt repayment, $300,000 will required to implement our planned sales and marketing program and $500,000 will be required for acquisition or expansion.

The balance of $5.5 million will be required to repay debt of $5 million and to support general corporate expenses, including the purchase of computer hardware and software, office furniture and equipment, other information technology equipment, expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses.

We believe we have sufficient funds on hand to pay for ongoing operating costs and capital expenditures at least through March 2001. We intend to obtain the balance of the cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants and stock options or by obtaining further debt financing.

Future  Research,  Development  and  Operations

The purchase of fiber optic network equipment and fiber optic cable will represent the first phase of a planned multi-phase deployment of an extensive international fiber optic network. This first phase, known as the "Stage One Network" will be located entirely in North America. Optica plans to use the Stage One Network to serve 48 North American cities.

We intend to purchase the fiber optic network hardware and dark fiber optic cable by June 30, 2001. Although we have identified several suppliers of fiber optic cable and hardware, we have not entered into any binding arrangements for the supply of such materials. On December 15, 2000, Optica signed a non-binding letter of intent with a major fiber optical equipment manufacturer and is proceeding with negotiations to finalize the terms of a supply agreement for the purchase of approximately $675,000,000 worth of fiber optic network hardware over the next two years. We anticipate implementing, activating and testing selected routes of our fiber optic network in November, 2001 with the full fiber optic network being deployed by the end of the fourth quarter of the year ended September 30, 2002 as warranted by sales and customer demand. We anticipate commencing the provision of optical bandwidth services by November 30, 2001. We will be required to hire 20 technical staff in connection with the development of our fiber optic network and we anticipate hiring some of those personnel by June 30, 2001. Finally, we anticipate implementing our planned sales and marketing program by June 30, 2001.

With respect to Zed, we intend to hire additional persons in sales management, sales and service, and to conduct a telemarketing program in an effort to increase our sales to past and current customers. The additional sales and marketing personnel will also focus on identifying and contacting new customers. We will also continue to monitor and adjust our product and service offerings to keep pace with new technology and ever changing customer demand.

Marketing

In  order  to  increase  Zed's  sales  volume,  we  plan  to:

-     hire  a  seasoned  sales  director;

-     hire  additional  sales  staff;

-     hire  additional  sales  staff;

-     negotiate  with  current and additional hardware and software vendors; and

-     operate  a  telemarketing  program.

With respect to Optica, we expect that our primary customers for our optical bandwidth services will include competitive local exchange carriers, data oriented local exchange carriers, internet service providers, inter-exchange carriers and incumbent local exchange carriers. In order to compete in the existing markets for our products and generate consumer awareness, we will be required to undertake a very aggressive advertising and marketing campaign. This will require that we place advertisements in several key trade magazines and publications, as well as exhibiting our software products at the major tradeshows held throughout the year.

Personnel

As of December 31, 2001, we had 21 permanent employees with 12 in the area of corporate administration, 6 in technology and service and 3 in sales (we employ a total of 22 people, including consultants). Over the twelve month period ending December 31, 2001, we plan to expand our total number of permanent employees in these same departments to approximately 70, with 5 additional part-time employees.

Purchase  or  Sale  of  Equipment

Other than the purchases planned by Optica for fiber optic network hardware and fiber optic cable, we do not anticipate that we will expend any significant amount on equipment for our present or future operations over the next twelve months.

Factors  That  May  Affect  Our  Future  Results

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUE, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

Our consolidated financial statements reflect that we have not generated any significant revenues and have incurred significant net losses, including a net loss of $4,840,861 for the year ended September 30, 2000. As of December 31, 2000, we had an accumulated deficit of $7,156,628. We expect to have continuing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the commencement of and the rate of growth in our revenues.

Despite the revenues generated by Zed, with our entrance into the competitive fiber optics communication business, we have significantly increased our operating expenses and we expect that our operating expenses will significantly increase in the future. To the extent that any such expenses are not timely followed by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountants' opinion on the December 31, 2000 audited financial statements.

IF WE DO NOT RAISE ADDITIONAL FUNDS FROM THIRD PARTY SOURCES OR BEGIN TO EARN REVENUES, THEN WE MAY BE UNABLE TO CONTINUE OPERATING.

Recurring operating losses and the significant working capital needs predicted for our fiber optic business will require that we obtain additional operating capital before we have established that our fiber optic business can generate significant revenue. The continuation of our businesses is dependent upon the successful execution of our business plan. We will not have any products to sell from our fiber optic business until July, 2001 at the earliest, and we are relying on third parties (mainly suppliers) to meet that target date.

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

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY AND SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS.

The market for fiber optic bandwidth and services is highly competitive; we expect that competition will continue to intensify and prices will decline. Negative competitive developments could prevent our business from being successful. All of our potential competitors have more established operating histories than our Optica subsidiary does, as well as significantly greater financial, technical, sales and marketing resources. As a result, our competitors are able to devote greater resources to the development, promotion, sale and support of their products.

In particular, we will face significant competition from Global Crossing, GTE, Broadwing, Level 3 Communications and Williams Communications. To a less significant extent, we will face competition from AT&T, Sprint, Qwest
Communications and MCI Worldcom. All of these potential competitors have greater name and brand recognition than we do.

ZED'S DEPENDENCE UPON KEY CUSTOMERS MAY AFFECT ITS FUTURE REVENUES AND PROSPECTS

Zed is dependent upon a limited number of customers for a substantial portion of its revenues. The loss of any of these customers would have a material, significant adverse impact upon Zed's continued operations, revenues and prospects for profits, but would not significantly impact our working capital, liquidity or long term prospects. One of Zed's customers accounted for 74% of Zed's revenues and 39% of Zed's accounts receivable for the period from July 7, 2000 to December 31, 2000. Although Zed expects to expand its customer base, there can be no assurance that it will be successful and, if the customer base is expanded, that Zed will be able to retain its existing customers. Furthermore, an unexpected decline in sales to this one customer could have a materially adverse impact upon Zed and its continued operations. In addition, there are no firm contracts governing Zed's relationship with any of its customers. Accordingly, such business relationships could be terminated or curtailed at any time. The lack of firm contracts between Zed and its customers could have a materially adverse impact on Zed's revenue.

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

As our Optica subsidiary proceeds with the development of its proposed Stage One Network, we expect that it may experience significant and rapid growth. It will need to add staff to market its products, manage operations, handle sales and marketing and perform finance and accounting functions. This growth is likely to place a significant strain on our managerial, financial and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse impact on our business and financial condition.

A  LOSS  OF  ANY  KEY  PERSONNEL  COULD  IMPAIR  OUR  ABILITY  TO  SUCCEED.

In part, our future success depends on the continued service of our key management personnel, particularly: Douglas Smith, Ernst Gemassmer and Rick Connole at InvestAmerica, and Lyle Kerr, Neil Wieler, Jim Duncan and Mark Nomura at Optica. The loss of their services, or the services of other key employees, could impair our ability to grow our business.

Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain other highly qualified employees in the future. In the past, we have experienced difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We expect this difficulty to continue in the future.

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

SINCE OUR SHARES ARE SUBJECT TO SIGNIFICANT PRICE AND VOLUME FLUCTUATIONS, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospectus. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or the Nasdaq, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

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

PROVISIONS  IN  OUR  CHARTER  OR  AGREEMENTS  MAY  PREVENT  OR DELAY A CHANGE OF
CONTROL.

Provisions of our Certificate of Incorporation and our Bylaws, as well as provisions of applicable Nevada law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favourable. Our board of directors has the authority to issue up to 200,000,000 shares of common stock and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval. As of December 31, 2000, we have issued the following (or are required to issue additional shares of common stock as the result of our receipt of conversion notices from the holders of the convertible preferred stock): (1) 10,600,000 stock options to purchase common stock, (2) 170,957 warrants to purchase common stock, (3) 83,250,000 shares of common stock are issuable upon conversion of Series "A" preferred stock; and (4) an additional 15,000,000 shares of common stock are issuable upon conversion of Series "B" preferred stock assuming the exchange of Zed Preferred Stock for our Series B Preferred Stock. The issuance of additional shares of common stock could, among other things, have the following effect:

- delay, defer or prevent an acquisition or a change in control of our company;

-     discourage  bids  for our common stock at a premium over the market price;
or

- reduce the market price of, and the voting and other rights of the holders of, our common stock.

Furthermore, we are subject to Nevada laws that could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. In addition, certain provisions of our Certificate of Incorporation and our By-laws, and the significant amount of common stock held by our executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

WE  DO  NOT  EXPECT  TO  PAY  DIVIDENDS.

We have not paid dividends on our common stock or preferred stock and do not expect to do so in the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

As disclosed in our Annual Report on Form 10-KSB filed on January 16, 2001, we are a defendant in a number of pending lawsuits that were filed by Daniel Tepper (collectively, the "Tepper Actions").

There have been no material changes in any of the Tepper Actions since we filed our Annual Report on Form 10-KSB. Other than as disclosed above and in our Annual Report on Form 10-KSB, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder is an adverse party of has a material interest adverse to us.

ITEM  2.     CHANGES  IN  SECURITIES.

Shares  Issued  from  Treasury

On December 5, 2000, we issued 336,538 common shares, at a price of $5.94 per share, to one of our officers/directors in a transaction private in nature, relying on the exemptions from registration under Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Stock  Options

As noted in our Annual Report on Form 10-KSB filed on January 16, 2001, on April 6, 2000, we granted an aggregate of 735,000 options to purchase shares of our common stock to 1 employee and 1 consultant. The options were granted at an exercise price of $5.94 per share, are exercisable until April 6, 2005 and were granted to the employee and the consultant in a transaction private in nature, in reliance on Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act. Copies of the stock option agreements between Investamerica, Inc. and the employee and consultant are appended to this Quarterly Report as exhibits.

Also as noted in our Annual Report on Form 10-KSB filed on January 16, 2001, on July 21, 2000, we granted an aggregate of 715,000 options to purchase shares of our common stock to 14 employees. The options were granted at an exercise price of $1.41 per share, are exercisable until July 21, 2005 and were granted to the employees and the consultant in a transaction private in nature, in reliance on
Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act. Copies of the stock option agreements between Investamerica, Inc. and the employees are appended to this Quarterly Report as exhibits.

On December 7, 2000, our Board of Directors approved the grant of options to 5 employees and 2 consultants to purchase up to an aggregate of 5,255,000 shares of our common stock at an exercise price of $0.66 per share for a 5 year term, vesting monthly over 24 months. The options were granted in a transaction private in nature, in reliance on Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act. Copies of the stock option agreements between Investamerica, Inc. and

Brian Kitts (a consultant), Eric Turcotte (a consultant), Mark Nomura (an employee) and Ben Lew (an employee) are appended to this Quarterly Report as exhibits.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

Following the end of the quarter ended December 31, 2001, we filed a Current Report on Form 8-K on January 3, 2001 and a Current Report on Form 8-K/A, also on January 3, 2001, both of which were filed with respect to the change in our certifying accountant from Braverman & Company to Deloitte & Touche LLP. On December 28, 2000, we announced that our Board of Directors had approved our decision to engage Deloitte & Touche LLP to audit our financial statements from this point forward. On January 16, 2001, we filed a further Current Report on Form 8-K/A in this regard, attaching a letter from our previous auditors, Braverman & Company.

Exhibits

EXHIBIT
NO.          DESCRIPTION  OF  EXHIBIT

Exhibits  Required  by  Item  601  of  Regulation  S-B

(3)     Articles  of  Incorporation  and  By-laws

     3.1 Articles of Incorporation of our company (incorporated by reference from our Form 10-SB Registration Statement, filed November 30, 1999).

     3.2 Bylaws of our company (incorporated by reference from our Form 10-SB Registration Statement, filed November 30, 1999).

     3.3 Amended Articles of Incorporation of our company (incorporated by reference from our Form 10-SB Registration Statement, filed November 30, 1999).

(10)     Material  Contracts

     10.1 Stock Option Agreement between Investamerica, Inc. and M. Eric Turcotte, dated April 6, 2000

     10.2 Stock Option Agreement between Investamerica, Inc. and Raymond Polman, dated April 6, 2000

     10.3 Stock Option Agreement between Investamerica, Inc. and Shirley Moy, dated July 10, 2000

     10.4 Stock Option Agreement between Investamerica, Inc. and Angela Chong, dated July 10, 2000

     10.5     Stock  Option  Agreement  between  Investamerica,  Inc.  and Tracy
(Thuc)  Pham,  dated  July  10,  2000

     10.6 Stock Option Agreement between Investamerica, Inc. and Jennifer Hepting, dated July 10, 2000

     10.7 Stock Option Agreement between Investamerica, Inc. and Patrick Chan, dated July 10, 2000

     10.8 Stock Option Agreement between Investamerica, Inc. and Merlin Mott, dated July 10, 2000

     10.9 Stock Option Agreement between Investamerica, Inc. and Kelley Deon, dated July 10, 2000

     10.10 Stock Option Agreement between Investamerica, Inc. and Ian Archibald, dated July 10, 2000

     10.11 Stock Option Agreement between Investamerica, Inc. and Rick Connole, dated July 10, 2000

     10.12 Stock Option Agreement between Investamerica, Inc. and Maureen Owen, dated July 10, 2000

     10.13 Stock Option Agreement between Investamerica, Inc. and Doug Thomas, dated July 10, 2000

     10.14 Stock Option Agreement between Investamerica, Inc. and Tom Wieler, dated July 10, 2000

     10.15 Stock Option Agreement between Investamerica, Inc. and Helen Moon, dated July 10, 2000

     10.16 Stock Option Agreement between Investamerica, Inc. and Madeleine Saw, dated July 10, 2000

     10.17     Stock  Option  Agreement  between  Investamerica,  Inc. and Brian
(Qian)  Sun,  dated  July  10,  2000

     10.18 Stock Option Agreement between Investamerica, Inc. and Neil Wieler, dated February 8, 2000

     10.19 Stock Option Agreement between Investamerica, Inc. and Lyle Kerr, dated February 8, 2000

     10.20 Stock Option Agreement between Investamerica, Inc. and Jim Duncan, dated February 8, 2000

     10.21 Stock Option Agreement between Investamerica, Inc. and Brian Kitts, dated December 7, 2000

     10.22 Stock Option Agreement between Investamerica, Inc. and M. Eric Turcotte, dated December 7, 2000

     10.23 Stock Option Agreement between Investamerica, Inc. and Mark Nomura, dated December 7, 2000

     10.24 Stock Option Agreement between Investamerica, Inc. and Ben Lew, dated December 7, 2000

     10.25 Lock-Up Agreement between Investamerica, Inc. and Crystsal Marriott S.A., dated October 20, 2000

     10.26 Lock-Up Agreement between Investamerica, Inc. and Russells Systems Limited, dated October 20, 2000

     10.27 Lock-Up Agreement between Investamerica, Inc. and Winjoy Services Centre Limited, dated October 20, 2000

     10.28 Lock-Up Agreement between Investamerica, Inc. and Virgil Securities S.A., dated October 20, 2000

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INVESTAMERICA,  INC.

By:   /s/ Douglas Smith
      Douglas  Smith,
      Chairman/President/Chief  Executive  Officer
      Date:  February 14,  2001

By:   /s/ Brian Kitts
      Brian  Kitts,  Secretary/Director
      Date:  February 14,  2001

By:   /s/ Ernst Gemassmer
      Ernst  Gemassmer,  Director
      Date:  February 14,  2001

By:   /s/ Fred Fierling
      Fred  Fierling,  Director
      Date:  February 14,  2001