Form 10QSB
period 2001-03-31
INVESTAMERICA INC
filed 2001-05-17
CIK 1053253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number  0-28303
INVESTAMERICA, INC. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0400797 (I.R.S. Employer Identification No.)
1776 Park Avenue, #4, Park City, Utah 84060 (Address of principal executive offices)
(435) 615-8801 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

37,337,528 common shares issued and outstanding as at April 25, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
InvestAmerica, Inc.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Park City, Utah
Date: May 16, 2001

/s/ Brian Kitts
Director, InvestAmerica, Inc.

INVESTAMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	March 31, 2001 (Unaudited)	September 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$221,575	$70,533
Accounts receivable (Note 3)	49,892	404,971
Other	25,463	14,547
Total current assets	296,930	490,051

Long-term investment (Note 4)	-	4,000,000
Property and equipment, net	98,415	126,374
Goodwill, net	23,033,165	25,742,949

Total assets	$23,428,510 ==========	$30,359,374 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$843,963	$588,057
Income taxes payable	39,286	-
Notes payable (Note 6)	5,050,752	7,039,755
Due to related party (Note 6)	37,672	2,268,345
Total current liabilities	5,971,673	9,896,157

Stockholders' equity :

Preferred stock, undesignated, par value $.001, authorized shares - 5,000,000 at March 31, 2001 and at September 30, 2000; no shares issued and outstanding	-	-

Series A convertible preferred stock, par value $.001, authorized, issued and outstanding shares - 450,000 at March 31, 2001 and at September 30, 2000	450	450

Series B convertible preferred stock, par value $.001, authorized, issued and outstanding - none at March 31, 2001 and none at September 30, 2000	-	-

Equity conversion right	22,218,750	22,218,750

Common stock $.001 par value, authorized shares - 200,000,000 at March 31, 2001 and 50,000,000 at September 30, 2000; issued and outstanding shares - 36,587,528 at March 31, 2001 and 31,017,622 at September 30, 2000, respectively	36,587	31,017
Common stock subscribed	100,000	-
Additional paid-in capital	10,610,581	6,078,607
Deferred share-based compensation	(2,125,959)	(3,020,187)
Accumulated deficit	(13,361,529)	(4,845,420)
Accumulated other comprehensive loss	(13,043)	-
Total stockholders' equity	17,456,837	20,463,217
Total liabilities and stockholders' equity	$23,428,510 =========	$30,359,374 =========

CONTINUING OPERATIONS (Note 1)
CONTINGENCIES (Note 9)
SUBSEQUENT EVENT (Note 10)

See Accompanying Notes to these Condensed Consolidated Financial Statements

INVESTAMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
(Unaudited)
	Three months ended March 31,		Six months ended March 31,
	2001	2000	2001	2000

Revenues	$52,134	$-	$246,479	$-

Cost of goods sold	9,171	-	92,851	-

Gross profit	42,963	-	153,628	-

Operating expenses:
Selling, general and administrative	227,162	11,061	632,052	29,487
Amortization of deferred share-based compensation	447,114	-	894,228	-
Amortization of goodwill	1,354,892	-	2,709,784	-

Total operating expenses	2,029,168	11,061	4,236,064	29,487

Loss from operations	(1,986,205)	(11,061)	(4,082,436)	(29,487)

Other income (expense):
Loss on impairment of investment	(4,000,000)	-	(4,000,000)	-
Interest expense	(179,409)	-	(394,387)	-

Loss before income taxes	(6,165,614)	(11,061)	(8,476,823)	(29,487)

Income taxes	39,286	-	39,286	-

Net loss for the period	$(6,204,900) ==========	$(11,061) ==========	$(8,516,109) ==========	$(29,487) =========

Other comprehensive loss:
Foreign exchange translation adjustment	(9,647)	-	(13,043)	-

Total comprehensive loss	$(6,214,547)	$(11,061)	$(8,529,152)	$(29,487)

Loss per share:
Basic	$(0.05)	$(0.00)	$(0.07)	$(0.00)

Weighted average number of shares used to calculate loss per share:
Basic	130,883,428	88,630,803	130,114,724	85,925,700

See Accompanying Notes to these Condensed Consolidated Financial Statements

INVESTAMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)
	Six months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss for the period	$(8,516,109)	$(29,487)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of goodwill	2,709,784	-
Amortization of deferred share-based compensation	894,228	-
Depreciation	19,232	-
Loss on impairment of long-term investment	4,000,000	-
Other non-cash items	(13,043)	-
Change in operating assets and liabilities:
Accounts receivable	355,079	68
Inventories	(10,916)	-
Accounts payable	486,483	10,322
Income taxes payable	39,286	-
Net cash used in operating activities	(35,976)	(19,097)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,109)
Proceeds from sale of property and equipment	8,727	-
Net cash provided by (used in) investing activities	8,727	(1,109)

Cash flows from financing activities:
Proceeds from issuance of notes payable	10,997	21,020
Proceeds from shareholder loans	67,294	-
Proceeds from common stock subscription	100,000	-
Net cash provided by financing activities	178,291	21,020
Net increase in cash	151,042	814
Cash and cash equivalents, beginning of period	70,533	-
Cash and cash equivalents, end of period	$221,575 =======	$814 ====

Supplemental non-cash investing and financing disclosures:

Issuance of common shares on settlement of shareholder loans	$2,297,968	$-
Issuance of common shares on settlement of notes payable	$2,000,000	$-
Issuance of common shares on settlement of interest payable	$230,576	$-

See Accompanying Notes to these Condensed Consolidated Financial Statements

INVESTAMERICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States dollars)
(Unaudited)

	Class A Convertible Preferred Stock Shares / Amount		Equity Conversion Right	Common Stock Shares / Amount		Additional Paid-in Capital	Deferred share-based compensation	Accumulated Deficit	Total Stockholders' Equity
Balance, October 1, 1998 (InvestAmerica)	-	$-	$-	9,859,148	$9,859	$1,777,180	$ -	$(3,005,878)	$(1,218,839)
Net loss	-	-	-	-	-	-	-	(7,248,213)	(7,248,213)
Balance, September 30, 1999	-	-	-	9,859,148	9,859	1,777,180	-	(10,254,091)	(8,467,052)
Shares issued on settlement of lawsuit	-	-	-	4,740,000	4,740	7,368,154	-	-	7,372,894
Shares issued for cash	-	-	-	16,148,555	16,148	699,059	-	-	715,207
Cancelled shares	-	-	-	(225,000)	(225)	(5,975)	-	-	(6,200)
Net income	-	-	-	-	-	-	-	455,785	455,785
Balance, March 15, 2000	-	-	-	30,522,703	30,522	9,838,418	-	(9,798,306)	70,634
Adjustment for reverse acquisition on March 15, 2000	-	-	-	-	-	(9,865,270)	-	9,793,747	(71,523)
	-	-	-	30,522,703	30,522	(26,852)	-	(4,559)	(889)
Issued on acquisition of Optica	450,000	450	-	-	-	70,184	-	-	70,634
Value of equity conversion right issued upon acquisition of Zed	-	-	22,218,750	-	-	-	-	-	22,218,750
Compensation expense	-	-	-	300,000	300	1,574,700	-	-	1,575,000
Issued for cash	-	-	-	194,919	195	699,845	-	-	700,040
Deferred share-based compensation	-	-	-	-	-	3,760,730	(3,760,730)	-	-
Amortization of shared-based compensation	-	-	-	-	-	-	740,543	-	740,543
Net loss	-	-	-	-	-	-	-	(4,840,861)	(4,840,861)
Balance, September 30, 2000	450,000	$450	22,218,750	31,017,622	31,017	6,078,607	(3,020,187)	(4,845,420)	20,463,217
Shares issued on settlement of notes and interest payable, shareholder loans	-	-	-	5,569,906	5,570	4,522,973	-	-	4,528,543
Amortization of shared-based compensation	-	-	-	-	-	-	894,228	-	894,228
Net loss	-	-	-	-	-	-	-	(8,516,109)	(8,516,109)
Balance, March 31, 2001	450,000 ======	$450 ====	$22,218,750 =========	36,587,528 ========	$36,587 =======	$10,601,580 =========	$2,125,959 =========	$(13,361,529) ===========	$17,456,837 =========
See Accompanying Notes to these Condensed Consolidated Financial Statements

  CONTINUING OPERATIONS

The financial statements of InvestAmerica, Inc. ("InvestAmerica" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). InvestAmerica is a public company quoted on the NASD OTC Bulletin Board.

The Company, through its wholly owned subsidiary, Zed Data Systems Corp. ("Zed"), provides public and private sector end users with data communication solutions across North America. These services primarily include system design, supply of equipment, and installation.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2001, the Company had a working capital deficiency of $5,674,743. The Company incurred a net loss of $6,204,900 for the three months ended March 31, 2001 and a net loss of $8,516,109 for the six months ended March 31, 2001. The company is reliant on current and future stockholders' financial support to assist in meeting cash flow needs.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited, but reflect all adjustments (including only normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

The results of operations for the interim period are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amount of such estimates, when known, will vary from these estimates.

Concentration of Credit Risk and Economic Dependence

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are custodied with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. The Company had revenues from three customers during the period ended March 31, 2001 that accounted for 66% of equipment sales and services and three other customers that accounted for 53% of trade accounts receivable as at March 31, 2001.

Loss Per Share

Basic earnings per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. For purposes of this calculation, since Series A Preferred Stock and the Series B Preferred Stock issuable under the equity conversion right are convertible into common shares, they have been considered common share equivalents and reflected accordingly.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. In addition to a net loss, a foreign exchange translation adjustment contributed to other comprehensive loss for the three and six month periods ended March 31, 2001.

Recent Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the requirements that must be met in order to recognize revenue and provides guidance for disclosure of revenue recognition policies. The Company is required to implement SAB 101, effective the quarter ended September 30, 2001, with retroactive application to the beginning of the Company's fiscal year. The Company has assessed the impact of SAB 101 and does not expect the adoption to have a material effect on its financial position or results of operation.

3. ACCOUNTS RECEIVABLE

	March 31, 2001	September 30, 2000
Trade accounts receivable	$48,989	$451,082
Note receivable	8,356	9,462
Income taxes receivable	-	17,958
Other accounts receivable	-	7,446
Allowance for doubtful accounts	(7,453)	(80,997)
	$49,892 ======	$404,971 =======

The note receivable does not bear interest and is unsecured.

4. LONG-TERM INVESTMENT

In January 2000, InvestAmerica made an investment in OIP Ltd. (formerly known as Omnigon International Ltd.), a private development stage company involved in the communications industry, through the purchase of 666,667 shares of Class C Preferred Stock at $6.00 per share for an aggregate purchase price of $4,000,000. The Class C Preferred Stock is convertible into common shares of OIP on a one-for-one basis. Subsequently, OIP Ltd. ("OIP") made a rights offering in February 2001 at a price of $0.18 per share of Class D Preferred Stock, convertible on a one-for-one basis into common shares of OIP. OIP is not a publicly traded company and we do not have sufficient evidence to ascertain its value. Due to the dilution as a result of the rights offering, the difficulties facing the telecommunications sector, and the need for OIP to raise significant amounts of capital to execute its business plan and generate its first revenues, the value of the investment is impaired. Consequently, we have written off our investment recognizing the impairment in its value.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

	March 31, 2001	September 30, 2000
Trade accounts payable	$247,837	$185,542
Other accounts payable	23,608	-
Accrued compensation	89,535	79,403
Accrued interest due to related parties	482,983	323,112
	$843,963 ======	$588,057 =======

  NOTES PAYABLE / DUE TO RELATED PARTY

  On March 9, 2001, the Company repaid a debt of $2,528,543 to a director by issuance of 5,233,368 common shares at a price of $0.48 per share. The debt consisted of a promissory note of $2,000,000, a shareholder loan of $297,967 and accrued interest of $230,576. On December 5, 2000, the Company repaid a shareholder loan of $2,000,000 to a director by issuance of 336,538 common shares at a price of $5.94 per share.

  STOCK OPTIONS

During the six months ended March 31, 2001, the following stock options were granted: i) on December 7, 2000, to purchase up to an aggregate of 5,255,000 shares of common stock at an exercise price of $0.66 per share for a 5 year term, vesting monthly over 24 months and ii) on January 2, 2001, to purchase up to an aggregate of 350,000 shares of common stock at an exercise price of $0.56 per share for a 5 year term, vesting monthly over 24 months. As at March 31, 2001, a total of 16,205,000 stock options were outstanding.

8. SEGMENTED INFORMATION

Currently, the Company is principally engaged in providing data communications solutions within North America. Accordingly, the Company considers itself to be in a single industry and geographic segment. All of the Company's long-lived assets are owned by its wholly-owned subsidiary, Zed which operates exclusively in North America. The Company allocates revenue based on the location of the customer, all of which are located in North America.

9. CONTINGENCIES

During fiscal 1999, a shareholder of the Company (the "Shareholder") obtained two default judgments against the Company, one of which was for the payment of money, and the second recognizing the Shareholder as the Company's sole director and officer. The Shareholder alleges that the Company settled the matters addressed in these two default judgments in a settlement agreement (the "First Settlement Agreement") whereby the Company agreed to (i) issue common shares to the Shareholder such that he would then own 95% of the total amount of issued and outstanding common shares; (ii) deem the Shareholder the rightful owner of certain common shares issued by Fidelity Holdings, Inc. (the "Fidelity Shares") and certain royalties owed by a third party (the "Royalties"); and (iii) recognize the Shareholder as the Company's sole director and Chief Executive Officer.

The Company claims that the First Settlement Agreement was obtained without management's knowledge. Upon becoming aware of the First Settlement Agreement, the Company entered into a second settlement agreement (the "Second Settlement Agreement") with the Shareholder in which the Shareholder relinquished his claims to the matters established in the First Settlement Agreement in exchange for (i) 4,740,000 common shares of the Company (the "Settlement Shares"); and (ii) the Company's agreement that the Shareholder is the rightful owner of the Fidelity Shares and the Royalties. The financial statements have been presented to reflect the Second Settlement Agreement.

Subsequent to the date of the Second Settlement Agreement, the Company issued the Settlement Shares. The certificate evidencing the Settlement Shares had a restrictive legend on it. The Shareholder arranged for the Court to require the exchange of the Settlement Shares for shares without any restrictive legend. The Company alleges that it did not receive notice of the hearing on this matter and that the Court's order with respect to it was obtained improperly.

The Shareholder and purportedly the Company on February 28, 2001 commenced another law suit against Brian Kitts, Douglas Smith, Olde Monmouth Stock Transfer Co. Inc. and other unnamed defendants, claiming that the Shareholder and another individual are the directors and officers of the Company, and further denies the validity and enforceability of the Second Settlement Agreement, and makes various claims for damages. Brian Kitts and Douglas Smith claim that by a majority consent in October, 1999 Brian Kitts obtained control of the Company and subsequently Douglas Smith and other directors were duly appointed, and further, that the Second Settlement Agreement is valid and enforceable.

These two legal matters have now been consolidated into one law suit.

The Shareholder has also sued Fidelity Holdings, Inc. in a separate action in United States District Court, in which ownership of the Fidelity Shares is an issue. The Shareholder takes the position in this action that the Second Settlement Agreement does not bind him. The Company had entered an appearance in this action to assert that if the Second Settlement Agreement does not apply to the Shareholder, then the Company asserts ownership to the Fidelity Shares. The Court has ruled that the Company has no ownership interest in the Fidelity Shares. The third party claims by Fidelity Holdings, Inc. against the Company for indemnity remains outstanding.

Management is uncertain as to the resolution of these matters at this time.

10. SUBSEQUENT EVENT

Subsequent to March 31, 2001, the Company issued 750,000 common shares at a price of $0.10 per share for gross proceeds of $75,000.

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although our management believes that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Actual results could vary materially from those expressed in those forward-looking statements. Readers are referred to "Plan of Operation", "Future Cash Requirements", "Future Research, Development and Operations" and "Marketing" sections contained in this Quarterly Report, as well as the factors described below in the section entitled "Factors That May Affect Our Future Results", which identify some of the important factors or events that could cause our actual results or performance to differ materially from those contained in the forward-looking statements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We undertake no obligation to update any of our forward-looking statements after the date of this Quarterly Report on Form 10-QSB to conform such statements to actual results or to changes in our expectations. You should not place undue reliance on forward-looking statements.

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

On July 7, 2000, we acquired 100% of the issued and outstanding common shares of Zed Data Systems Corp. ("Zed") by way of a purchase of shares and a share exchange reorganization. In the share purchase, we paid an aggregate of $5,000,000 for approximately 77% of the issued and outstanding common shares of Zed. As part of this Share Purchase, the balance of Zed's common shares were converted into 50,000 shares of Class D Preferred Stock of Zed. One shareholder owns all of these shares of Class D Preferred Stock of Zed, which are exchangeable at any time for an aggregate of 50,000 shares of our Series B Preferred Stock. As a result, we own all of the issued and outstanding common shares of Zed. This acquisition is described in detail in our Annual Report on Form 10-KSB, filed on January 16, 2001. Since incorporation, Zed has been in the business of providing data communications and network systems solutions, including network design, supply of equipment, installation, commissioning, security and maintenance.

We plan to continue to operate both of these businesses over the next twelve months ending March 31, 2002.

RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations for the period ended March 31, 2001. The operating results for the three months and six months ended March 31, 2001 and 2000, respectively, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period. As a result of our acquisition of Optica via reverse acquisition on March 15, 2000, our financial statements are presented as a continuation of Optica. Accordingly, financial information relating to the three months and six months ended March 31, 2000 is that of Optica.

	Three months ended March 31,		Six months ended March 31,		Year ended September 30,
	2001	2000	2001	2000	2000
Revenues	$2,134	$-	$246,479	$-	$1,293,690
Cost of goods sold	9,171	-	92,851	-	890,939
Gross profit	42,963	-	153,628	-	402,751

Operating expenses:
Selling, general and administrative	227,162	11,061	632,052	29,487	1,310,109
Share-based compensation	-	-	-	-	1,575,000
Amortization of deferred share- based compensation	447,114	-	894,228	-	740,543
Amortization of goodwill	1,354,892	-	2,709,784	-	1,354,892
Total operating expenses	2,029,168	11,061	4,236,064	29,487	4,980,544

Other income (expense):
Loss on impairment of investment	(4,000,000)	-	(4,000,000)	-	-
Interest expense	(179,409)	-	(394,387)	-	(263,068)

Loss before income taxes	(6,165,614)	(11,061)	(8,476,823)	(29,487)	(4,840,861)

Income taxes	39,286	-	39,286	-	-

Net loss	$(6,204,900)	$(11,061)	$(8,516,109)	$(29,487)	$(4,840,861)

Revenues

Total revenues were $52,134 and $Nil for the three months ended March 31, 2001 and 2000, and $246,479 and $Nil for the six months ended March 31, 2001 and 2000 respectively. Total revenue for the year ended September 30, 2000 was $1,293,690.

We currently derive our revenues from the sale, installation, and maintenance of data communications equipment and data communications solutions provided by InvestAmerica's subsidiary Zed, which was acquired at the beginning of the fourth quarter of fiscal 2000. We recognize revenues on delivery if persuasive evidence of an arrangement exists, delivery and installation is complete, the fee is fixed and determinable and collection is probable. If uncertainty exists regarding customer acceptance, revenues are deferred until acceptance occurs. If an acceptance period is required, revenues are only recognized upon customer acceptance.

Revenues for the three months and six months ended March 31, 2001 were lower than expected due to the early completion of a major sales contract late in fiscal year 2000 and lower than usual sales generation primarily due to the abrupt slow down in information technology ("IT") and capital spending in the telecom sector. Consistent with current industry trends, we expect sales to be slow for the next two quarters as large telecom companies have cut their near term capital spending budgets dramatically.

A significant portion of revenues for the year ended September 30, 2000 were related to the completion of a significant contract with a large telecommunications company. There was no revenue recorded in the three months and six months ended March 31, 2000 as the Company had not yet acquired Zed and was solely in the development stage at that time.

Cost of good sold

Total cost of goods sold was $9,171 and $Nil for the three months ended March 31, 2001 and 2000 and $92,851 and $Nil for the six months ended March 31, 2001 and 2000, respectively. Total cost of goods sold for the year ended September 30, 2000 was $890,939.

Gross profit

The Company is generally able to achieve high margins on sales due to the nature of the sales contracts and type of equipment we install. Data communications equipment and solutions have been in high demand and as such, has provided us with opportunities to negotiate high margin contracts. During the last two quarters gross margin was significantly higher than historical results, although on a smaller revenue base, as we generated a higher relative volume of service related revenue, which has a lower associated cost. However, over the next two quarters particularly, gross margins on the supply of equipment or data communications solutions is expected to be impacted negatively due to: i) the recent sharp reduction of IT and capital spending leading to a very competitive environment and ii) the increased availability or quality used equipment due to many recent business failures. Longer term, we expect our margins will begin to moderate as other competitors enter the market and demand for data communications declines.

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

Sales, general and administrative expenses were $227,162 and $11,061 for the three months ended March 31, 2001 and 2000, and $632,052 and $29,487 for the six months ended March 31, 2001 and 2000, respectively. This increase is due to the increased level of activity in the Company. Sales, general and administrative expenses were $1,310,109, excluding all share-based compensation related charges, for the year ended September 30, 2000.

For the three months and six months ended March 31, 2001 and 2000, general and administrative expenses were higher than anticipated, as we have incurred substantial legal fees related to various lawsuits that we are defending. General and administrative expenses were also higher than anticipated for the year ended September 30, 2000 as we were in the process of commencing operations, hiring staff and obtaining office space. We have tended to use consultants to manage shareholder relations and various financial roles resulting in an increase in professional fees we have incurred.

We expect general and administrative expenses will increase as we continue to expand the business and increase our administrative capability.

Share-Based Compensation

During the year ended September 30, 2000, we recorded a charge for stock compensation expense of $1,575,000 related to the hiring of three new employees. We have often issued shares and options to employees and consultants as a means of reducing cash outlays.

Amortization of Deferred Share-Based Compensation

We recorded deferred share-based compensation of $3,760,730 during the year ended September 30, 2000 in connection with grants of share purchase options to consultants of the Company. We are amortizing this amount over the four-year period. We recognized $447,114 and $Nil in deferred compensation expense in the three months ended March 31, 2001 and 2000, and $894,228 and $Nil in the six months ended March 31, 2001 and 2000, respectively. During the year ended September 30, 2000, we recognized $740,543 in compensation expense. We currently expect to recognize $1,788,456, $1,200,121 and $31,610 in share-based compensation in the years ending September 30, 2001, 2002 and 2003, respectively.

Amortization of Goodwill

Amortization of goodwill was $1,354,892 for the three months ended March 31, 2001, $2,709,784 for the six months ended March 31, 2001 and $1,354,892 for the year ended September 30, 2000. This is related to the goodwill of approximately $27.1 million arising from the acquisition of Zed during the final quarter of the year ended September 30, 2000. We are amortizing goodwill from the acquisition over a period of five years. No amortization was applicable or recorded in the three months and six months ended March 31, 2000. We anticipate acquiring other companies or assets which could result in further significant goodwill amortization or other charges and this could materially impact our operating results.

Loss on Impairment of Long-term Investment

Pursuant to a subscription agreement between the Company and OIP Ltd. (formerly known as Omnigon International Ltd.), a British Virgin Island International Business company, dated January 21, 2000, the Company agreed to purchase 833,333 shares of OIP Ltd. ("OIP") Class C Preferred Stock at $6.00 per share for an aggregate purchase price of $5,000,000. The Class C Preferred Stock is convertible at any time into common stock of OIP on a one-for-one basis. In consideration, the Company paid cash of $4,000,000 and issued a note payable dated April 10, 2000 for $1,000,000 due June 9, 2000. Prior to September 30, 2000, at the request of the Company, OIP returned and cancelled the note, leaving InvestAmerica owner of 666,667 shares of Class C Preferred Stock. Upon conversion into common shares, the Company's interest in OIP is less than 5%. OIP is a private development stage company and currently has no revenues operating in the communications industry. OIP needs to raise significant capital to execute its business plan and generate its first revenues.

OIP made a rights offering closing February 28, 2001, which offered existing shareholders the opportunity to acquire Class D Convertible Preferred Stock for $0.18 per share. The Class D Preferred Stock is convertible at any time into Common Stock of OIP on a one-for-one basis. The Company declined to participate in the rights offering, resulting in significant dilution of our interest.

OIP is not a publicly traded company and we do not have sufficient evidence to ascertain its value. Due to the dilution as a result of the rights offering, the difficulties facing the telecommunications sector, and the need for OIP to raise significant amounts of capital to execute its business plan and generate its first revenues, we have written off our investment due to the impairment in value.

Interest Expense

Interest expense was $179,409 and $Nil for the three months ended March 31, 2001 and 2000, $394,387 and $Nil for the six months ended March 31, 2001 and 2000, respectively and $263,068 for the year ended September 30, 2000. The increase in interest expense relates to the issuance of notes payable since the end of the comparative period, the majority of which were issued pursuant to the acquisition of Zed in July 2000. The notes payable bear interest at 12% per annum. The Zed notes payable, which are repayable in six equal monthly instalment of $715,000 commencing May 31, 2001 with a final instalment of $710,000 due November 30, 2001, are secured by a security interest in the Company's assets including shares of Zed common stock

Income Taxes

We have provided for income taxes at $39,286 for the three months and six months ended March 31, 2001 in relation to our operating subsidiary Zed. We have not provided for income taxes for the three months and six months ended March 31, 2000 nor for the year ended September 30, 2000, due to the fact that the we did not generate taxable income during these periods. Non-capital loss carry-forwards, which can be applied against future taxable income, are available in other entities within the InvestAmerica group of companies. These loss carry-forwards expire at various dates up to 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had $221,575 in cash and a working capital deficiency of $5,674,743. We had incurred a net loss of $6,204,900 for the three months ending March 31, 2001 and $8,516,109 for the six months ending March 31, 2001. Accordingly, our financial statements contain note disclosures describing the circumstances that raise substantial doubt about our ability to continue as a going concern.

For the six months ended March 31, 2001, our main sources of capital have been shareholder loans, issuance of notes payable and issuance of common shares resulting in net cash provided by financing activities of $178,291. Operating activities resulted in a net use of cash of $35,976. However, our operating assets and liabilities provided us with an additional $869,932 of working capital, due to active and close management of accounts payable and receipt of payment in regards to outstanding trade accounts receivable.

For the year ended September 30, 2000, our main sources of capital were debt, in the form of notes payable and shareholder loans, and additional equity, for net cash provided of $6.1 million. The acquisition of Zed and other investments resulted in a net use of funds of $8.6 million. Operations, through collection of trade receivables, also provided cash of $2.5 million.

PLAN OF OPERATION

Over the twelve months ending March 31, 2002, our primary objectives with respect to the business of Optica include:

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

- implementing, activating and testing selected routes of our fiber optic network; and

- selling Indefeasible Rights of Use (IRUs) to a nominal number of users within the geographic area served by our fiber optic network. An Indefeasible Right of Use is an agreement for the use of bandwidth over a fixed period of time (usually measured in years).

Over the twelve months ending March 31, 2002, our primary objectives with respect to the business of Zed include:

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

Future Cash Requirements

We will require a minimum of approximately $286 million over the period ending December 31, 2001 in order to accomplish our goals. The cash requirements are based on our estimates for operational and capital costs for the period ending December 31, 2001.

For Optica, we estimate that in this period approximately $279.5 million will be required for the purchase of fiber optic network hardware, including $25 million, for the purchase of up to 16,500 route miles of fiber optic cable, $4.5 million to implement and test the fiber optic network, to hire project management staff, to implement our planned sales and marketing program and for other operating expenses.

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

We believe we have sufficient funds on hand to pay for ongoing operating costs and capital expenditures at least through May 31, 2001. We intend to obtain the balance of the cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants and stock options or by obtaining further debt financing.

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

We intend to purchase the fiber optic network hardware and dark fiber optic cable by June 30, 2001. Although we have identified several suppliers of fiber optic cable and hardware, we have not entered into any binding arrangements for the supply of such materials. On December 15, 2000, Optica signed a non-binding letter of intent with a major fiber optical equipment manufacturer and is proceeding with negotiations to finalize the terms of a supply agreement for the purchase of approximately $675 million worth of fiber optic network hardware over the next two years. In addition, we anticipate to spend $50 million purchasing dark fiber cable for our network over the next two years. We anticipate implementing, activating and testing selected routes of our fiber optic network in November, 2001 with the full fiber optic network being deployed by the end of the fourth quarter of the year ended September 30, 2002 as warranted by sales and customer demand. We anticipate commencing the provision of optical bandwidth services by November 30, 2001. We will be required to hire 20 technical staff in connection with the development of our fiber optic network and we anticipate hiring some of those personnel by June 30, 2001. Finally, we anticipate implementing our planned sales and marketing program by June 30, 2001.

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

Personnel

As of March 31, 2001, we had 22 permanent employees with 13 in the area of corporate administration, 6 in technology and service and 3 in sales (we employ a total of 22 people, including consultants). Over the twelve month period ending March 31, 2002, we plan to expand our total number of permanent employees in these same departments to approximately 70, with 5 additional part-time employees.

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUE, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

Our consolidated financial statements reflect that we have not generated any significant revenues and have incurred significant net losses, including a net loss of $6,204,900 for the six months ended March 31, 2001 and $4,840,861 for the year ended September 30, 2000. As of March 31, 2001, we had an accumulated deficit of $13,361,529. We expect to have continuing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the commencement of and the rate of growth in our revenues.

Despite the revenues generated by Zed, with our entrance into the competitive fiber optics communication business, we have significantly increased our operating expenses and we expect that our operating expenses will significantly increase in the future. To the extent that any such expenses are not timely followed by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountants' opinion on the September 30, 2000 audited financial statements.

IF WE DO NOT RAISE ADDITIONAL FUNDS FROM THIRD PARTY SOURCES OR BEGIN TO EARN REVENUES, THEN WE MAY BE UNABLE TO CONTINUE OPERATING.

Recurring operating losses and the significant working capital needs predicted for our fiber optic business will require that we obtain additional operating capital before we have established that our fiber optic business can generate significant revenue. The continuation of our businesses is dependent upon the successful execution of our business plan. We will not have any products to sell from our fiber optic business until November 2001 at the earliest, and we are relying on third parties (mainly suppliers) to meet that target date.

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

ZED'S DEPENDENCE UPON KEY CUSTOMERS MAY AFFECT ITS FUTURE REVENUES AND PROSPECTS

Zed is dependent upon a limited number of customers for a substantial portion of its revenues. The loss of any of these customers would have a material, significant adverse impact upon Zed's continued operations, revenues and prospects for profits, but would not significantly impact our working capital, liquidity or long term prospects. One of Zed's customers accounted for 74% of Zed's revenues and 39% of Zed's accounts receivable for the period from July 7, 2000 to December 31, 2000. Although Zed expects to expand its customer base, there can be no assurance that it will be successful and, if the customer base is expanded, that Zed will be able to retain its existing customers. Furthermore, a decline in sales to this one customer has had a materially adverse impact upon Zed and its continued operations. In addition, there are no firm contracts governing Zed's relationship with any of its customers. Accordingly, such business relationships could be terminated or curtailed at any time. The lack of firm contracts between Zed and its customers could have a materially adverse impact on Zed's revenue. In addition, management and its resources have been consumed with and committed to defending the current legal actions against the Company as well as moving Optica's business plan forward resulting in less attention to and direction of the Zed business. Furthermore, the recent dramatic slow down in IT and capital spending in the telecom sector will likely have an adverse impact on revenues and prospect in the near term.

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

A LOSS OF ANY KEY PERSONNEL COULD IMPAIR OUR ABILITY TO SUCCEED.

In part, our future success depends on the continued service of our key management personnel, particularly: Douglas Smith, Brian Kitts and Rick Connole at InvestAmerica, and Brian Heard, Lyle Kerr, Neil Wieler, Jim Duncan and Mark Nomura at Optica. The loss of their services, or the services of other key employees, could impair our ability to grow our business.

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

WE ARE UNCERTAIN WE CAN OBTAIN THE CAPITAL TO GROW OUR BUSINESS.

To fully realize our business objectives and potential, we will require significant additional financing. The fiber optics networking business is very capital intensive. Our current operating plan calls for the expenditure of over one billion dollars in the next few years. For the year ending September 30, 2001, Optica plans to spend or make commitments totalling approximately $275 million for capital assets, up to $150 million of which may be vendor financed subject to Optica and or the Company raising up to $125 million of capital. In addition, we will need to raise another $6.5 million for debt repayment of $5 million and $1.5 million for working capital, other business development and general corporate purposes. We may be unable to obtain some or all of this required financing, or we may not be able to acquire it on terms favorable to us. If adequate funds are not available on acceptable terms, we may be unable to:

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

IF OUR SYSTEMS DO NOT PERFORM AS EXPECTED, OUR POTENTIAL REVENUES MAY BE SIGNIFICANTLY REDUCED.

Any system failure, including network, software or hardware failure that causes an interruption in our service or a decrease in our responsiveness could result in a loss of customers, damage to our reputation and substantial costs.

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

SINCE OUR SHARES ARE SUBJECT TO SIGNIFICANT PRICE AND VOLUME FLUCTUATIONS, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or The Nasdaq Stock Market, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

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

PROVISIONS IN OUR CHARTER OR AGREEMENTS MAY PREVENT OR DELAY A CHANGE OF CONTROL.

Provisions of our Certificate of Incorporation and our Bylaws, as well as provisions of applicable Nevada law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favourable. Our board of directors has the authority to issue up to 200,000,000 shares of common stock and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval. As of March 31, 2001, we have issued the following (or are required to issue additional shares of common stock as the result of our receipt of conversion notices from the holders of the convertible preferred stock): (1) 16,205,000 stock options to purchase common stock, (2) 98,675 warrants to purchase common stock, (3) 83,250,000 shares of common stock are issuable upon conversion of Series "A" preferred stock; and (4) an additional 15,000,000 shares of common stock are issuable upon conversion of Series "B" preferred stock assuming the exchange of Zed Preferred Stock for our Series B Preferred Stock. The issuance of additional shares of common stock could, among other things, have the following effect:

- delay, defer or prevent an acquisition or a change in control of our company;

- discourage bids for our common stock at a premium over the market price; or

- reduce the market price of, and the voting and other rights of the holders of, our common stock.

Furthermore, we are subject to Nevada laws that could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. In addition, certain provisions of our Certificate of Incorporation and our By-laws, and the significant amount of common stock held by our executive officers, directors and affiliates, could together have the effect of discouraging potential take-over attempts or making it more difficult for stockholders to change management.

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

During fiscal 1999, Daniel Tepper, a shareholder of the Company (the "Shareholder"), obtained two default judgments against the Company, one of which was for the payment of money, and the second recognizing the Shareholder as the Company's sole director and officer. The Shareholder alleges that the Company settled the matters addressed in these two default judgments in a settlement agreement (the "First Settlement Agreement") whereby the Company agreed to (i) issue common shares to the Shareholder such that he would then own 95% of the total amount of issued and outstanding common shares; (ii) deem the Shareholder the rightful owner of certain common shares issued by Fidelity Holdings, Inc. (the "Fidelity Shares") and certain royalties owed by a third party (the "Royalties"); and (iii) recognize the Shareholder as the Company's sole director and Chief Executive Officer.

The Company claims that the First Settlement Agreement was obtained without management's knowledge. Upon becoming aware of the First Settlement Agreement, the Company entered into a second settlement agreement (the "Second Settlement Agreement") with the Shareholder in which the Shareholder relinquished his claims to the matters established in the First Settlement Agreement in exchange for (i) 4,740,000 common shares of the Company (the "Settlement Shares"); and (ii) the Company's agreement that the Shareholder is the rightful owner of the Fidelity Shares and the Royalties. The financial statements have been presented to reflect the Second Settlement Agreement.

Subsequent to the date of the Second Settlement Agreement, the Company issued the Settlement Shares. The certificate evidencing the Settlement Shares had a restrictive legend on it. The Shareholder arranged for the Court to require the exchange of the Settlement Shares for shares without any restrictive legend. The Company alleges that it did not receive notice of the hearing on this matter and that the Court's order with respect to it was obtained improperly.

The Shareholder and purportedly the Company on February 28, 2001 commenced another law suit against Brian Kitts, Douglas Smith, Olde Monmouth Stock Transfer Co. Inc. and other unnamed defendants, claiming that the Shareholder and another individual are the directors and officers of the Company, and further denies the validity and enforceability of the Second Settlement Agreement, and makes various claims for damages. Brian Kitts and Douglas Smith claim that by a majority consent in October, 1999 Brian Kitts obtained control of the Company and subsequently Douglas Smith and other directors were duly appointed, and further, that the Second Settlement Agreement is valid and enforceable.

These two legal matters have now been consolidated into one law suit.

The Shareholder has also sued Fidelity Holdings, Inc. in a separate action in United States District Court, in which ownership of the Fidelity Shares is an issue. The Shareholder takes the position in this action that the Second Settlement Agreement does not bind him. The Company had entered an appearance in this action to assert that if the Second Settlement Agreement does not apply to the Shareholder, then the Company asserts ownership to the Fidelity Shares. The Court has ruled that the Company has no ownership interest in the Fidelity Shares. The third party claims by Fidelity Holdings, Inc. against the Company for indemnity remains outstanding.

Management is uncertain as to the resolution of these matters at this time.

Item 2. Changes in Securities.

Shares Issued from Treasury

On March 9, 2001, we issued 5,233,368 common shares, at an effective price of $0.48 per share for total consideration of $2,528,543, to one of our officers/directors in a transaction private in nature, relying on the exemptions from registration under Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Stock Options

On January 2, 2001, our Board of Directors approved the grant of options to 1 officer / director to purchase up to an aggregate of 350,000 shares of our common stock at an exercise price of $0.56 per share for a 5 year term, vesting monthly over 24 months. The options were granted in a transaction private in nature, in reliance on Section 4(2) and/or Rule 506 of Regulation D promulgated under the 1933 Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 19, 2001, Brian Heard was appointed chief executive officer, director and chairman of the Company's wholly owned subsidiary Optica Communications Inc. (Canada).

On March 29, 2001, Fred Fierling, a director of InvestAmerica, resigned as a director of the Company.

On April 17, 2001, Ernst Gemassmer, executive vice president and director of the Company, resigned as executive vice president. Mr. Gemassmer remains a director of the Company.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

As previously reported, we filed a Current Report on Form 8-K on January 3, 2001 and a Current Report on Form 8-K/A, also on January 3, 2001, both of which were filed with respect to the change in our certifying accountant from Braverman & Company to Deloitte & Touche LLP. On December 28, 2000, we announced that our Board of Directors had approved our decision to engage Deloitte & Touche LLP to audit our financial statements from that point forward. On January 16, 2001, we filed a further Current Report on Form 8-K/A in this regard, attaching a letter from our previous auditors, Braverman & Company.

Exhibits

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAMERICA, INC.

By: /s/ Douglas Smith
Douglas Smith,
Chairman/President/Chief Executive Officer
Date: May 16, 2001

By: /s/ Brian Kitts
Brian Kitts, Secretary/Director
Date: May 16, 2001