Form 10QSB/A
period 2001-03-31
INVESTAMERICA INC
filed 2001-05-17
CIK 1053253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
2078 Prospecter Avenue, Park City, Utah 84060 (Address of principal executive offices)
(435) 655-0786 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

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