Form 10QSB
period 2001-06-30
INVESTAMERICA INC
filed 2001-08-20
CIK 1053253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]1 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001

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

As at August 10, 2001, there were 40,887,543 and 431,081 shares of the issuer's common stock and preferred stock outstanding, respectively.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [ ]

INVESTAMERICA, INC.

TABLE OF CONTENTS

This amendment on Form 10-QSB amends the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, as filed by the Registrant on August 14, 2000, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (see Note 12 to the interim condensed consolidated financial statements).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - 3

Condensed Consolidated Statements of Operations - 4

Condensed Consolidated Statements of Cash Flows - 5

Notes to Condensed Consolidated Financial Statements - 6

Item 2. Management's Discussion and Analysis of Plan of Operation - 9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - 11

Item 2. Changes in Securities and Use of Proceeds - 11

Item 3. Defaults upon Senior Securities - 12

Item 4. Submission of Matters to a Vote of Security Holders - 12

Item 5. Other Information - 12

Item 6. Exhibits and Reports on Form 8-K - 12

SIGNATURES - 13

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INVESTAMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

ASSETS	June 30, 2001	September 30, 2000
	Unaudited
Current assets:
Cash and cash equivalents	$122,659	$70,533
Accounts receivable	38,601	404,971
Other	37,303	14,547
Total current assets	198,563	490,051

Long-term investment	-	4,000,000
Property and equipment, net	92,842	126,374
Goodwill, net	-	25,742,949

Total assets	$291,405	$30,359,374

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$941,249	$588,057
Income taxes payable	39,997	-
Notes payable	5,000,000	7,039,755
Due to related party	157,672	2,268,345
Total current liabilities	6,138,918	9,896,157

Continuing operations (Note 1)
Contingencies (Note 11)

Stockholders' equity (deficit):
Preferred stock, undesignated, par value $.001, authorized shares - 5,000,000 at June 30, 2001 and at September 30, 2000; no shares issued and outstanding	-	-
Series A convertible preferred stock, par value $.001, authorized, issued and outstanding shares - 450,000 at June 30, 2001 and at September 30, 2000	450	450
Series B convertible preferred stock, par value $.001, 50,000 authorized, issued and outstanding - none at June 30, 2001 and none at September 30, 2000	-	-
Equity conversion right	22,218,750	22,218,750
Common stock $.001 par value, authorized shares - 200,000,000 at June 30, 2001 and 50,000,000 at September 30, 2000; issued and outstanding shares - 37,387,528 at June 30, 2001 and 31,017,622 at September 30, 2000, respectively	37,387	31,017
Common stock subscribed	100,000	-
Additional paid-in capital	10,680,781	6,078,607
Deferred share-based compensation	(1,678,845)	(3,020,187)
Accumulated deficit	(37,199,420)	(4,845,420)
Accumulated other comprehensive loss	(6,616)	-
Total stockholders' (deficit) equity	(5,847,513)	20,463,217

Total liabilities and stockholders' equity	$291,405	$30,359,374

See Accompanying Notes to these Interim Condensed Consolidated Financial Statements

INVESTAMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three months ended June 30,		Nine months ended June 30,
	2001	2000	2001	2000
		(As Restated See Note 12)		(As Restated See Note 12)

Revenues	$182,681	$-	$429,160	$-
Cost of goods sold	106,702	-	199,553	-

Gross profit	75,979	-	229,607	-

Operating expenses:
Selling, general and administrative	279,941	180,015	911,993	166,226
Compensation expense	-	-	-	1,575,000
Amortization of deferred share-based Compensation	447,114	-	1,341,342	-
Amortization of goodwill	1,354,892	-	4,064,676	-
Impairment of goodwill	21,678,273	-	21,678,273	-
Total operating expenses	23,760,220	180,015	27,996,284	1,741,226

Loss from operations	(23,684,241)	(180,015)	(27,766,677)	(1,741,226)

Other income (expense):
Loss on impairment of investment	-	-	(4,000,000)	-
Interest expense	(152,939)	(60,000)	(547,326)	(60,000)

Loss before income taxes	(23,837,180)	(240,015)	(32,314,003)	(1,801,226)

Income tax expense	711	-	39,997	-

Net loss for the period	$(23,837,891)	$(240,015)	$(32,354,000)	$(1,801,226)
Other comprehensive (loss) income:
Foreign exchange translation adjustment	6,427	-	(6,616)	-

Total comprehensive loss	$23,831,464)	$ (240,015)	$(32,360,616)	$(1,801,226)
Loss per share:
Basic and diluted	$0.18)	$(0.00)	$(0.25)	$(0.02)
Weighted average number of shares used to calculate loss per share:
Basic and diluted	135,398,517	114,267,622	131,875,988	95,382,808

See Accompanying Notes to these Interim Condensed Consolidated Financial Statements

INVESTAMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited
	Nine months ended June 30,
	2001	2000
		(As Restated - See Note 12)
Cash flows from operating activities:
Net loss for the period	$(32,354,000)	$(1,801,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of goodwill	4,064,676	-
Amortization of deferred share-based compensation	1,341,342	-
Compensation expense	-	1,575,000
Depreciation	28,863	552
Loss on impairment of long-term investment	4,000,000	-
Impairment of goodwill	21,678,273	-
Other non-cash items	(6,616)	-
Change in operating assets and liabilities:
Accounts receivable	366,370	4,020,575
Other current assets	(22,756)	3,738
Accounts payable	583,768	(422,994)
Income taxes payable	39,997	-
Net cash provided by (used in) operating activities	(280,083)	3,375,645
Cash flows from investing activities:
Purchase of Optica, net of cash acquired of $409,066	-	409,066
Purchase of property and equipment	-	(12,459)
Proceeds from sale of property and equipment	4,669	-
Purchase of long-term investment	-	(4,000,000)
Net cash provided by (used in) investing activities	4,669	(3,603,393)

Cash flows from financing activities:
Repayment of notes payable	(39,755)	-
Proceeds from shareholder loans	187,295	-
Repayment of shareholder loans	-	(376,075)
Proceeds from issuance of common stock	80,000	700,040
Proceeds from common stock subscription	100,000	-
Net cash provided by financing activities	327,540	323,965

Net increase in cash and cash equivalents	52,126	96,217
Cash and cash equivalents, beginning of period	70,533	-
Cash and cash equivalents, end of period	$122,659	$96,217
OTHER SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$42,330	$-
SUPPLEMENTAL NON-CASH INVESTING & FINANCING DISCLOSURES:
Acquisition of Optica by issuance of Class A convertible preferred stock	$-	$(70,634)
Issuance of common stock under employment agreements	$-	$1,575,000
Issuance of common stock on settlement of shareholder loans	$2,297,968	$-
Issuance of common stock on settlement of notes payable	$2,000,000	$-
Issuance of common stock on settlement of interest payable	$230,576	$-

See Accompanying Notes to these Interim Condensed Consolidated Financial Statements

INVESTAMERICA, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  CONTINUING OPERATIONS

  InvestAmerica, Inc. ("the Company"), through its wholly owned subsidiary, Zed Data Systems Corp. ("Zed"), provides public and private sector end users with data communication solutions across North America. The short term business focus of its wholly owned subsidiary Optica Communications Inc.'s ("Optica") is now the resale of third party optical bandwidth products. Mid to long term, Optica plans to create its own national network connecting up to 48 cities in North America and covering approximately 16,000 route miles. InvestAmerica is a public company quoted on the NASD OTC Bulletin Board.

  The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2001, the Company had a working capital deficiency of $5,940,355. The Company incurred a net loss of $23,837,891 for the three months ended June 30, 2001 and a net loss of $32,354,000 for the nine months ended June 30, 2001. The company is reliant on current and future stockholders' financial support to assist in meeting cash flow needs. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Alternatives being considered by management include, among others, obtaining financing from new lenders, obtaining vendor financing, and the issuance of additional equity. On August 7, 2001, the short term business focus of Optica was modified to generate revenues more quickly and reduce the need for capital. The Company believes these measures will provide liquidity for it to continue as a going concern throughout fiscal 2001, however, management can provide no assurance with regard thereto.

  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue.

  ORGANIZATION

Effective March 15, 2000, the Company acquired 100% of the issued and outstanding common stock of Optica Communications International Inc., a British Virgin Islands corporation ("Optica") and sole shareholder of Optica Communications Inc., a British Columbia corporation, and Optica Communications Inc., a Nevada incorporated company, both of which are start-up companies. The shares of Optica were acquired ("Optica Acquisition") in consideration for 450,000 shares of the Company's Series A convertible preferred stock, par value $0.001 per share ("Series A Preferred Stock"). Each Series A Preferred Stock is convertible into 185 shares of common stock and has 185 votes per Series A Preferred Stock. An aggregate 83,250,000 shares of common stock are issuable upon conversion of all of the Series A Preferred Stock. If converted, the holders of the Series A Preferred Stock would own approximately 73% of the Company's outstanding common stock based on the 30,522,703 common stock outstanding at the date of this transaction. As the shareholders of Optica have the ability to control the Company subsequent to the business combination, Optica was identified as the acquirer in the business combination and the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. However, no goodwill was recorded as the Company was a non-operating public shell corporation prior to March 15, 2000. Following accounting treatment for a reverse acquisition, these condensed consolidated financial statements present the Company as a continuation of Optica and exclude the historical operating results of InvestAmerica, the legal parent, prior to March 15, 2000.

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited, but reflect all adjustments (including only normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the periods presented. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

The results of operations for the interim period are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

Principles of Consolidation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

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

Concentration of Credit Risk and Economic Dependence

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are custodied with high-quality financial institutions to mitigate exposure to credit risk. The Company had revenues from three customers during the nine month period ended June 30, 2001 that accounted for 72% (2000 - Nil) of equipment sales and services and three other customers that accounted for 57% of trade accounts receivable as at June 30, 2001 (June 30, 2000 - Nil).

Revenue Recognition

The Company generates revenue primarily from the sale of data communications equipment and data communications solutions through Zed. Revenue is recognized where persuasive evidence of an arrangement exists, delivery, installation or service is performed, the fee is fixed or determinable and collection is probable. If uncertainty exists about customer acceptance, revenue is deferred until acceptance occurs. Where an acceptance period is required, revenues are only recognized upon customer acceptance.

Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. For purposes of this calculation, since Series A Preferred Stock and the Series B Preferred Stock issuable under the equity conversion right are convertible into common shares, they have been included in the calculation of the weighted average number of common shares outstanding for the period. Outstanding stock options have been excluded from the computation of diluted per share amounts since the effort would be antidilutive.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. In addition to a net loss, a foreign exchange translation adjustment contributed to other comprehensive loss for the three and nine month periods ended June 30, 2001.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets".  SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets.  These standards require all future business combinations to be accounted for using the purchase method of accounting.  The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of October 1, 2002, however, certain provisions of these new statements may also apply to any acquisitions concluded subsequent to June 30, 2001.  Goodwill acquired after June 30, 2001 will not be amortized but instead will be subject to annual impairment tests.  The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows for fiscal 2003 and subsequent years.

4. ACCOUNTS RECEIVABLE

	June 30, 2001	September 30, 2000
Trade accounts receivable	$37,661	$451,082
Note receivable	8,700	9,462
Income taxes receivable	-	17,958
Other accounts receivable	-	7,446
Allowance for doubtful accounts	(7,760)	(80,977)
	$38,601	$404,971

The note receivable does not bear interest and is unsecured.

5. LONG-TERM INVESTMENT

In January 2000, InvestAmerica made an investment in OIP Ltd. (formerly known as Omnigon International Ltd.), a private development stage company involved in the communications industry, through the purchase of 666,667 shares of Class C Preferred Stock at $6.00 per share for an aggregate purchase price of $4,000,000. The Class C Preferred Stock is convertible into common shares of OIP on a one-for-one basis. OIP Ltd. ("OIP") made a rights offering in February 2001 at a price of $0.18 per share of Class D Preferred Stock, convertible on a one-for-one basis into common shares of OIP. The Company elected not to make any further investment in OIP.

In accordance with the rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management performed a review of its existing long-term investment in OIP, during the second quarter of 2001. OIP is not a publicly traded company and the Company does not have sufficient evidence to ascertain its value. Due to the dilution as a result of the rights offering, the difficulties facing the telecommunications sector, and the need for OIP to raise significant amounts of capital to execute its business plan and generate its first revenues, management concluded that the value of the investment was impaired. Consequently, recognizing the impairment in its value, the investment was written off in the second quarter.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

	June 30, 2001	September 30, 2000
Trade accounts payable	$209,712	$185,542
Other accounts payable	23,608	-
Accrued compensation	114,916	79,403
Accrued interest due to related parties	593,013	323,112
	$941,249	$588,057

7. NOTES PAYABLE / DUE TO RELATED PARTY

On May 31, 2001, the Company repaid a debt of $85,263 to a related party consisting of a promissory note of $42,933 and accrued interest of $42,330. During the second quarter, on March 9, 2001, the Company settled a debt of $2,528,543 to a director by issuance of 5,233,368 common shares at a price of $0.48 per share. The debt consisted of a promissory note of $2,000,000, a shareholder loan of $297,967 and accrued interest of $230,576. During the first quarter, on December 5, 2000, the Company settled a shareholder loan of $2,000,000 to a director by issuance of 336,538 common shares at a price of $5.94 per share.
  IMPAIRMENT OF GOODWILL

  In accordance with the rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company performed a review of its long-lived assets during the third quarter of 2001. Management determined there was an impairment in the value of goodwill based on several factors, including the continued downturn in the telecommunications sector and the unprecedented reductions in information technology and capital spending. As a result, the Company recorded an impairment charge of $21,678,273, equal to the remaining net book value of goodwill related to the Zed acquisition.

  STOCK OPTIONS

During the nine months ended June 30, 2001, the following stock options were granted: i) on December 7, 2000, to purchase up to an aggregate of 3,755,000 shares of common stock (with an additional 1,500,000 approved but not granted) at an exercise price of $0.66 per share for a 5 year term, vesting monthly over 24 months and ii) on January 2, 2001, to purchase up to an aggregate of 350,000 shares of common stock at an exercise price of $0.56 per share for a 5 year term, vesting monthly over 24 months. As at June 30, 2001, a total of 14,705,000 stock options were granted and outstanding.

10. SEGMENTED INFORMATION

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

11. CONTINGENCIES

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

12. RESTATEMENT

Subsequent to the issuance of the Company's interim condensed consolidated financial statements for the three months and nine months ended June 30, 2000, the Company determined that its March 15, 2000 reverse acquisition of Optica Communications International Inc. was accounted for incorrectly. The Company also determined that certain amounts had been misclassified between stockholders' equity and liabilities. As a result, the interim condensed consolidated financial statements as of and for the three months and nine months ended June 30, 2000 have been restated from amounts previously reported to appropriately account for the reverse acquisition as well as reclassify certain funding activity from stockholders' equity to liabilities. A summary of the significant effects of the restatement is as follows:

	As restated	As previously reported
For the three months ended June 30, 2000:
Operating expenses	$180,015	$170,116
Net loss	(240,015)	(170,116)
Net loss per share - basic and diluted	(0.00)	(0.01)
Weighted average shares outstanding	114,267,622	16,783,001
For the nine months ended June 30, 2000:
Operating Expenses	$1,741,226	$2,239,091
Forgiveness of Indebtedness	-	810,206
Net Loss	(1,801,226)	(1,428,885)
Net Loss per share - basic and diluted	(0.02)	(0.07)
Weighted average shares outstanding	95,382,808	20,469,073
As of June 30, 2000:
Due to Related Party	$1,456,691	$-
Notes Payable - Related Party	2,000,000	21,020
Long Term Debt - Officer	-	1,981,621
Additional Paid in Capital	2,317,877	14,503,905
Accumulated Deficit	(1,805,784)	(11,611,446)
Total Stockholders' Equity	543,560	2,924,027

13. SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2001, the Company:

i) granted stock options to purchase 1,800,000 at a price of $0.18 per share of common stock;

ii) issued 3,500,015 shares of common stock pursuant to the conversion of 18,919 shares of Series A preferred stock; and

iii) completed a corporate restructuring whereby severance entitlements totalling approximately $240,000 may become payable.

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

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

A review of our product offering and sales strategy commenced in June, 2001. On August 7, 2001, we announced that Optica's short-term business focus would shift to reselling long haul optical bandwidth and our plan to create our own national fiber network was on hold until overall market conditions improved. We plan to continue to operate Optica, executing upon the new short-term business focus, and Zed over the next twelve months ending June 30, 2002.

RESULTS OF OPERATIONS

As a result of our acquisition of Optica via reverse acquisition on March 15, 2000, our financial statements are presented as a continuation of Optica. Accordingly, financial information relating to the three months and nine months ended June 30, 2000 is that of Optica.

During the quarter ended June 30, 2001, the Company has evaluated the carrying value of goodwill, a long-lived asset. An unprecedented downturn has continued in the telecommunications and financial markets during 2001 creating unique circumstances with regard to the assessment of long-lived assets. With the market driven, greatly diminished enterprise value of InvestAmerica combined with the recently announced shift in Optica's short-term business focus to selling third party long-haul bandwidth products, which is more thoroughly discussed under "Plan of Operation", and continued uncertainty in the telecommunications and financial marketplaces, Company management believes the value of goodwill to be impaired and as a result has recorded a one time, non-cash charge of $21,678,273 to expense the remainder of its recorded goodwill. This action materially impacted the net loss of $23,837,891 for the quarter and net loss of $32,354,000 for the nine months ended June 30, 2001.

Revenues

Total revenues were $182,681 and $Nil for the three months ended June 30, 2001 and 2000, and $429,160 and $Nil for the nine months ended June 30, 2001 and 2000 respectively. Total revenue for the year ended September 30, 2000 was $1,293,690.

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

Revenues for the three months and nine months ended June 30, 2001 were lower than expected due to lower than usual sales generation primarily due to the abrupt slow down in information technology ("IT") and capital spending in the telecom sector. Consistent with current industry trends, we expect sales to be slow for at least the remainder of 2001 as large telecom companies have cut their near term capital spending budgets dramatically. In addition, the early completion of a major sales contract late in fiscal year 2000 resulted in higher revenue for 2000 but then had a negative effect on first quarter 2001 revenues.

A significant portion of revenues for the year ended September 30, 2000 were related to the completion of a significant contract with a large telecommunications company. There was no revenue recorded in the three months and nine months ended June 30, 2000 as the Company had not yet acquired Zed and was solely in the development stage at that time.

Cost of good sold

Total cost of goods sold was $106,702 and $Nil for the three months ended June 30, 2001 and 2000 and $199,553 and $Nil for the nine months ended June 30, 2001 and 2000, respectively. Total cost of goods sold for the year ended September 30, 2000 was $890,939.

Gross profit

Through Zed, the Company has generally been able to achieve high margins on sales due to the nature of the sales contracts and type of equipment we install. Data communications equipment and solutions have been in high demand and as such, haveprovided us with opportunities to negotiate high margin contracts. During the last three quarters gross margin was significantly higher than historical results, although on a smaller revenue base, as we generated a higher relative volume of service related revenue, which has a lower associated cost. As announced in early August 2001, with its new short-term business focus, Optica is now ready to generate its initial revenues from reselling long-haul optical bandwidth supplied by third parties. For the remainder of 2001 as well as 2002, gross margin is expected to be impacted negatively due to: i) the recent sharp reduction of IT and capital spending leading to a very competitive pricing environment for the supply of equipment or data communications solutions, ii) the increased availability or quality used equipment due to many recent business failures and iii) the dilutive effect of lower margin sales of third-party bandwidth products. Longer term, we expect our margins will begin to moderate as other competitors enter the market and demand for data communications declines as well as a shift is our sales mix to a higher proportion of bandwidth products.

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

Sales, general and administrative expenses were $279,941 and $180,015 for the three months ended June 30, 2001 and 2000, and $911,993 and $166,226 for the nine months ended June 30, 2001 and 2000, respectively. This increase is due to the increased level of activity in the Company. Sales, general and administrative expenses were $1,310,109, excluding all share-based compensation related charges, for the year ended September 30, 2000.

For the three months and nine months ended June 30, 2001, general and administrative expenses were higher than anticipated, as we have incurred substantial legal fees related to various lawsuits that we are defending. General and administrative expenses were also higher than anticipated for the year ended September 30, 2000 as we were in the process of commencing operations, hiring staff and obtaining office space. We have tended to use consultants to manage shareholder relations and various financial roles resulting in an increase in professional fees we have incurred.

With the contractions in the communications and financial markets, managing our cash is crucial for our survival. Consequently, all expenditures have been frozen unless directly related to generating customer revenue. Our recent restructuring and Optica's shift into the bandwidth reselling marketplace will result in the rationalization of some current operating costs, however, sales and marketing expenditures will increase to prudently support our new sales initiative.

Share-Based Compensation

During the second quarter of the year ended September 30, 2000, we recorded a charge for stock compensation expense of $1,575,000 related to the hiring of three new employees and the issuance of 300,000 shares of common stock thereto. We have often issued shares and options to employees and consultants as a means of reducing cash outlays.

Amortization of Deferred Share-Based Compensation

We recorded deferred share-based compensation of $3,760,730 during the year ended September 30, 2000 in connection with grants of share purchase options to consultants of the Company. We are amortizing this amount over the four-year period. We recognized $447,114 and $Nil in deferred compensation expense in the three months ended June 30, 2001 and 2000, and $1,341,342 and $Nil in the nine months ended June 30, 2001 and 2000, respectively. During the year ended September 30, 2000, we recognized $740,543 in compensation expense. We currently expect to recognize $1,788,456, $1,200,121 and $31,610 in share-based compensation in the years ending September 30, 2001, 2002 and 2003, respectively.

Amortization of Goodwill / Impairment of Goodwill

Amortization of goodwill was $1,354,892 for the three months ended June 30, 2001, $4,064,676 for the nine months ended June 30, 2001 and $1,354,892 for the year ended September 30, 2000. At the end of the third quarter, the Company determined that an impairment in the value of the goodwill existed and a one-time charge of $21,678,273 was recorded. This one-time, non-cash charge is discussed more fully above under "Results of Operations". Goodwill of approximately $27.1 million arose from the acquisition of Zed during the final quarter of the year ended September 30, 2000. Goodwill from the Zed acquisition was initially being amortized over a period of five years. No amortization was applicable or recorded in the three months and six months ended June 30, 2000 as these periods preceded the Zed transaction.

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

Interest Expense

Interest expense was $152,939 and $60,000 for the three months ended June 30, 2001 and 2000, $547,326 and $60,000 for the nine months ended June 30, 2001 and 2000, respectively and $263,068 for the year ended September 30, 2000. The increase in interest expense relates to the issuance of notes payable since the end of the comparative period, the majority of which were issued pursuant to the acquisition of Zed in July 2000. The notes payable bear interest at 12% per annum. The Zed acquisition notes payable, which were originally repayable in six equal monthly instalment of $715,000 commencing July 30, 2000 with a final instalment of $710,000 due January 31, 2001, are secured by a security interest in the Company's assets including shares of Zed common stock. As at July 27, 2001 and subsequent to the June 30, 2001 quarter end, an instalment of approximately $80,000 was paid by the Company and an additional $20,000 payment is expected imminently. The holders of the note have agreed to an extension with regular scheduled monthly instalments to commence August 31, 2001. The final instalment on February 28, 2002 will be reduced to $610,000, if the $40,000 payment is also made, otherwise an amount of $630,000 will be due.

Income Taxes

Our provision was adjusted by $711 in the current quarter to total $39,997 for the nine months ended June 30, 2001 in relation to our operating subsidiary Zed. We have not provided for income taxes for the three months and nine months ended June 30, 2000 nor for the year ended September 30, 2000, due to the fact that the we did not generate taxable income during these periods. Non-capital loss carry-forwards, which can be applied against future taxable income, are available in other entities within the InvestAmerica group of companies. These loss carry-forwards expire at various dates up to 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had $122,659 in cash and a working capital deficiency of $5,940,355. We had incurred a net loss of $23,837,891 for the three months ending June 30, 2001 and $32,354,000 for the nine months ending June 30, 2001. Accordingly, our financial statements contain note disclosures describing the circumstances that raise substantial doubt about our ability to continue as a going concern.

For the nine months ended June 30, 2001, our main sources of capital have been shareholder loans, issuance of notes payable and issuance of common shares resulting in net cash provided by financing activities of $327,540. Operating activities resulted in a net use of cash of $280,083. However, our operating assets and liabilities provided us with an additional $967,379 of working capital, due to active and close management of accounts payable and receipt of payment in regards to outstanding trade accounts receivable.

For the year ended September 30, 2000, our main sources of capital were debt, in the form of notes payable and shareholder loans, and additional equity, for net cash provided of $6.1 million. The acquisition of Zed and other investments resulted in a net use of funds of $8.6 million. Operations, through collection of trade receivables, also provided cash of $2.5 million.

NEW ACCOUNTING PRONOUCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets".  SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets.  These standards require all future business combinations to be accounted for using the purchase method of accounting.  The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of October 1, 2002, however, certain provisions of these new statements may also apply to any acquisitions concluded subsequent to June 30, 2001.  Goodwill acquired after June 30, 2001 will not be amortized but instead will be subject to annual impairment tests.  The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows for fiscal 2003 and subsequent years.

PLAN OF OPERATION

With the continued downturn in the telecommunications sector, uncertainty of demand for fiber optic network capacity and difficult capital markets, the Company has now re-evaluated its Optica business plan. As announced on August 7, 2001, Optica has arranged to acquire bandwidth (OC-3 to OC-192) from a variety of industry suppliers to create a unique national network serving 48 North American cities (covering 16,000 route miles) and its original plans to acquire dark fiber and optical equipment to create a similar national network of its own will be deferred until overall market conditions improve.

Consequently, Optica's primary immediate objective is to finalize interim arrangements with industry bandwidth suppliers and over the next twelve to fifteen months begin selling Indefeasible Rights of Use (IRUs) to a nominal number of users within the geographic area served by our fiber optic network. An Indefeasible Right of Use is an agreement for the use of bandwidth over a fixed period of time (usually measured in years).

As and when market conditions improve, the primary objectives for the business of Optica will include:

- purchasing up to 16,000 route miles of fiber optic cable, linking over forty-eight major metropolitan areas in North America;

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

Depending on customer demand, Optica may choose to purchase and light certain individual segments or corridors of its own planned network while continuing to lease bandwidth for all other segments.

Over the twelve months ending June 30, 2002, our primary objectives with respect to the business of Zed include:

- increasing sales to past and current customers;

- identifying and selling to new customers;

- adjusting product and service offerings to meet customer needs and demands; and

- adding professional management, sales and service personnel to meet customer needs.

We anticipate that we will be able to complete our revised plan of operations if we can raise a significantly reduced amount of additional financing that what we were previously seeking. Our actual expenditures and business plan may differ significantly from those anticipated in our plan of operations. We may decide not to pursue our plan of operations or we may further modify our plan of operations depending on the amount of financing that we are able to secure. Although less onerous given our reduced capital requirement, we do not currently have any arrangement in place for any debt or equity financing which would enable us to satisfy the total cash requirements of our revised plan of operations.

We anticipate that we will incur further operating losses in the foreseeable future, for a minimum of the next six months, however it is anticipated that they will be reduced with the short-term business focus shift for Optica. Our future financial results are also uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

- willingness of external investors, including our supplier and vendors, to advance sufficient capital and credit to us to finance our revised plan of operations in the short-term and then significant capital and credit subsequently to purchase the fiber optic hardware and cable to implement our longer term business plan and plan of operations;

- general economic conditions, government regulations and increased industry competition;

- uncertainty regarding our suppliers' ability to provide us with the required fiber optic hardware and dark fiber cable in a timely fashion once this business initiative is undertaken;

- whether our fiber optic network can be successfully deployed;

- whether there will be a market for our optical bandwidth services once the development of our fiber optic network is completed; and

- whether demand for our optical bandwidth services will be adequate to support economically viable continued operations.

Future Cash Requirements

Based on our estimates for operational and capital costs for the next twelve month period, ending June 30, 2002, we will require a minimum of approximately $8.5 million to accomplish our revised objectives.

For Optica, we estimate that approximately $2 million will be required to commence operations and launch a marketing campaign for its just announced offering of managed bandwidth services. For Zed, we estimate that approximately $1 million will be required: $0.2 million for debt repayment, $0.3 million to implement our planned sales and marketing program and $0.5 for acquisition or expansion.

The balance of $5.5 million will be required for the Company to repay debt of $5 million and to support general corporate expenses, including the purchase of computer hardware and software, office furniture and equipment, other information technology equipment, expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses.

We do not have sufficient funds for the next twelve months of operation. We believe we have sufficient funds on hand to pay for ongoing operating costs and capital expenditures at least through August 31, 2001. We intend to obtain the balance of the cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding stock options or by obtaining further debt financing.

If Optica was to proceed with its original plan to purchase and create its own national fiber optic network, currently deferred until likely the beginning of fiscal 2003, we estimate that in that fiscal period approximately $279.5 million would be required for the purchase of fiber optic network hardware, including $25 million for the purchase of up to 16,000 route miles of fiber optic cable, and $4.5 million to implement and test the fiber optic network, hire project management staff, implement our planned sales and marketing program and for other operating expenses.

Future Research, Development and Operations

Optica Business

On August 7, 2001, Optica announced the immediate availability of optical bandwidth connecting the top 48 North American cities with managed bandwidth services from OC-3 to OC-192. Optica is currently quoting customers for OC-3 to OC-192 managed bandwidth services. Optica has arranged and will arrange further capacity via third party bandwidth supply arrangements.

Hence, our purchase of fiber optic network hardware and dark fiber optic cable has been deferred until further notice, likely the beginning of fiscal 2003. We are planning a multi-phased deployment of an international fiber optic network, however, market conditions will govern actual deployment. The first phase, known as the "Stage One Network", would be located entirely in North America. Optica plans to use the Stage One Network to serve 48 North American cities and to migrate the customers it has secured in the interim, while providing third party bandwidth, over to its Stage One Network. Under Optica's revised plan, implementing, activating and testing selected routes of the Stage One Network would be anticipated for in early fiscal 2003 with the full fiber optic network being deployed by the end of the fourth quarter of the year ended September 30, 2003, subject to sales and customer demand.

Although we have identified several suppliers of fiber optic cable and hardware, we have not entered into any binding arrangements for the supply of such materials. On December 15, 2000, Optica signed a non-binding letter of intent with a major fiber optical equipment manufacturer for the supply of approximately $675 million worth of fiber optic network hardware over an approximate two year period. Negotiations to re-evaluate and finalize the terms of a supply agreement will resume once it is certain that the initiative will proceed. In addition, we anticipate to eventually spend $50 million purchasing dark fiber cable for our network during the same period.

We expect that our primary customers for our optical bandwidth services will include competitive local exchange carriers, data oriented local exchange carriers, internet service providers, inter-exchange carriers and incumbent local exchange carriers. In order to compete in the existing markets for our products and generate consumer awareness, we will be required to undertake a very aggressive advertising and marketing campaign. This will require that we place advertisements in several key trade magazines and publications, as well as exhibiting our software products at the major tradeshows held throughout the year. With Optica's ability to now offer managed bandwidth services and products from OC-3 to OC-192, we anticipate implementing an initial sales and marketing program by September 2001.

Zed Business

We intend to hire additional persons in sales management, sales and service, and to conduct a telemarketing program in an effort to increase our sales to past and current customers. The additional sales and marketing personnel will also focus on identifying and contacting new customers. We plan to negotiate with our current and additional hardware and software vendors. We will also continue to monitor and adjust our product and service offerings to keep pace with new technology and ever changing customer demand.

Personnel

As of June 30, 2001, we had 22 permanent employees with 12 in the area of corporate administration, 7 in technology and service and 3 in sales (we employ a total of 22 people, including consultants). Over the twelve month period ending June 30, 2002, we plan to expand our total number of permanent employees to approximately 40 as a result of Optica's refocused objective of building its fiber optic network business through the selling of third party managed bandwidth products until market conditions warrant Optica to create its own fiber optic network.

Purchase or Sale of Equipment

With the deferral of the purchases planned by Optica for fiber optic network hardware and fiber optic cable, we do not anticipate that we will expend any significant amount on equipment for our present or future operations over the next twelve months.

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUE, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

Our consolidated financial statements reflect that we have not generated any significant revenues and have incurred significant net losses, including a net loss of $32,354,000 for the nine months ended June 30, 2001 and $4,840,861 for the year ended September 30, 2000. As of June 30, 2001, we had an accumulated deficit of $37,199,420. We expect to have continuing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth in our revenues and the realization of new revenue streams from selling managed bandwidth products.

Despite the revenues generated by Zed, our entrance into the competitive fiber optics communication business has significantly increased our operating expenses and we expect that our operating expenses will significantly increase in the future. To the extent that any such expenses are not timely followed by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountants' opinion on the September 30, 2000 audited financial statements.

IF WE DO NOT RAISE ADDITIONAL FUNDS FROM THIRD PARTY SOURCES OR BEGIN TO EARN REVENUES, THEN WE MAY BE UNABLE TO CONTINUE OPERATING.

Recurring operating losses and the significant working capital needs predicted for our fiber optic business will require that we obtain additional operating capital before we have established that our fiber optic business can generate significant revenue. The deferral of creating our own national fiber optic network will dramatically reduce the funds required near term, as we have arranged to sell third party managed bandwidth products in the interim. The continuation of our businesses is dependent upon the successful execution of our revised business plan. There can be no assurance that customers will be secured or that significant revenue will be derived from such sales. Furthermore, we will be relying on third parties to make these products available to our customers.

While we are expending our best efforts to meet our financing needs, there can be no assurance that we will be successful in raising capital from third parties or generating sufficient funds for operations and continued development. If and when the Stage One Network proceeds, we plan to raise a substantial portion of the capital needed for our fiber optic business through vendor financing from our suppliers, with whom we have not yet contracted. In the event that we are unable to negotiate acceptable terms with our suppliers, we may not have adequate financial resources to continue our business.

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

ZED'S DEPENDENCE UPON KEY CUSTOMERS MAY AFFECT ITS FUTURE REVENUES AND PROSPECTS

Zed is dependent upon a limited number of customers for a substantial portion of its revenues. The loss of any of these customers could have a material, significant adverse impact upon Zed's continued operations, revenues and prospects for profits, but would not significantly impact our working capital, liquidity or long term prospects. Although Zed expects to expand its customer base, there can be no assurance that it will be successful and, if the customer base is expanded, that Zed will be able to retain its existing customers. A decline in sales to key customers has had a materially adverse impact upon Zed and its continued operations. In addition, there are no firm contracts governing Zed's relationship with any of its customers. Accordingly, such business relationships could be terminated or curtailed at any time. The lack of firm contracts between Zed and its customers could have a materially adverse impact on Zed's revenue. In addition, management and its resources have been consumed with and committed to defending the current legal actions against the Company as well as moving Optica's business plan forward resulting in less attention to and direction of the Zed business. Furthermore, the recent dramatic slow down in IT and capital spending in the telecom sector will likely have an adverse impact on revenues and prospect in the near term.

WE WILL RELY HEAVILY ON REVENUES DERIVED FROM A SMALL NUMBER OF CUSTOMERS, WHICH MAY PROVE TO BE AN INEFFECTIVE MEANS OF RAISING REVENUES.

We expect to generate the majority of our fiber optic business and data solutions business revenues from a very small number of significant customers. Our ability to continue to generate substantial revenue will depend upon these customers and our revenue may decline if any of these potential customers were to cancel, reduce or delay purchases of our fiber optic network products or data communication solutions or if they were to demand significant price concessions.

FAILURE TO EFFECTIVELY MANAGE THE GROWTH OF OUR BUSINESS COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL, FINANCIAL AND OPERATIONAL RESOURCES.

If and when our Optica subsidiary proceeds with the development of its proposed Stage One Network, we expect that it may experience significant and rapid growth. It will need to add staff to market its products, manage operations, handle sales and marketing and perform finance and accounting functions. This growth is likely to place a significant strain on our managerial, financial and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse impact on our business and financial condition.

A LOSS OF ANY KEY PERSONNEL COULD IMPAIR OUR ABILITY TO SUCCEED.

In part, our future success depends on the continued service of our key management personnel, particularly: Brian Heard and Brian Kitts as well as Neil Wieler and Mark Nomura of Optica. The loss of their services, or the services of other key employees could impair our ability to grow our business.

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

WE ARE UNCERTAIN WE CAN OBTAIN THE CAPITAL TO GROW OUR BUSINESS.

To fully realize our business objectives and potential, we will require significant additional financing. The fiber optics networking business is very capital intensive. The main focus of our operating plan is the multi-phased deployment of an international fiber optic network, which will require the expenditure of over one billion dollars over several years. However due to current market conditions, we have put this plan on hold and have arranged with third party suppliers to resell their managed bandwidth products. Consequently, our short term capital requirements will be approximately $8 million, dramatically reduced comparatively, although require the raising of additional capital. If after future re-evaluation Optica's own network plan proceeds, it is anticipated spending and or commitments will total approximately $275 million for capital assets in the following twelve month period thereafter, a significant portion of which will be dependent on the availability of vendor financing. We may be unable to obtain some or all of this required financing, or we may not be able to acquire it on terms favourable to us. If adequate funds are not available on acceptable terms, we may be unable to:

- fund our operations;

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

PROVISIONS IN OUR CHARTER OR AGREEMENTS MAY PREVENT OR DELAY A CHANGE OF CONTROL.

Provisions of our Certificate of Incorporation and our Bylaws, as well as provisions of applicable Nevada law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favourable. Our board of directors has the authority to issue up to 200,000,000 shares of common stock and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval. As of June 30, 2001, we have the following outstanding (or are required to issue additional shares of common stock as the result of our receipt of conversion notices from the holders of the convertible preferred stock): (1) 14,705,000 stock options granted to purchase common stock with an additional 1,500,000 stock options approved but not granted, (2) 83,250,000 shares of common stock are issuable upon conversion of Series "A" preferred stock; and (3) an additional 15,000,000 shares of common stock are issuable upon conversion of Series "B" preferred stock assuming the exchange of Zed Preferred Stock for our Series B Preferred Stock. The issuance of additional shares of common stock could, among other things, have the following effect:

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

No material change to report from our last Form 10-QSB filing.

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

These two legal matters have now been consolidated into one lawsuit.

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

Item 2. Changes in Securities.

On April 25, 2001, we issued 750,000 shares of common stock at a price of $0.10 per share for total proceeds of $75,000 in a transaction private in nature, relying on the exemptions from registration under Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the Securities Act of 1933.

On May 30, 2001, we issued 50,000 shares of common stock at a price of $0.10 per share for total proceeds of $5,000 in a transaction private in nature, relying on the exemptions from registration under Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the Securities Act of 1933.

On July 6, 2001, we granted an aggregate of 1,800,000 stock options to purchase shares of our common stock to six employees. The options were granted at an exercise price of $0.18 per share, are exercisable until July 5, 2006 and were granted to the employees in a transaction private in nature, in reliance on Section 4(2) and/or Rule 506 of Regulation D or in an "offshore transaction" pursuant to Regulation S promulgated under the 1933 Act.

On July 18, 2001, the Company issued 3,500,015 shares of common stock pursuant to the conversion of 18,919 shares of Series A preferred stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 17, 2001, Ernst Gemassmer, a director of InvestAmerica, resigned as a director of the Company.

On May 24, 2001, Douglas Smith, president, chief executive officer and director of the Company / Optica Communications Inc., resigned from these positions to focus on the Tepper litigation against the Company. Mr. Smith remains as president of the Company's wholly owned subsidiary Zed Data Systems Corp.

On May 24, 2001, Brian Heard, chief executive officer, director and chairman of the Company's wholly owned subsidiary Optica Communications Inc. (Canada) replaced Mr. Smith in all above roles with the Company / Optica Communications Inc.

On June 1, 2001, Lyle Kerr, formerly general manager, was appointed president and chief operating officer of the Company's wholly owned subsidiary Optica Communications Inc.

On June 1, 2001, Neil Wieler, formerly director of technology development, was appointed vice-president of technology of the Company's wholly owned subsidiary Optica Communications Inc.

On June 1, 2001, Jim Duncan, formerly director of sales, was appointed vice-president of sales and marketing of the Company's wholly owned subsidiary Optica Communications Inc.

As part of a corporate restructuring, effective August 1, 2001, Brian Heard replaced Lyle Kerr as president and Neil Wieler replaced Jim Duncan as vice-president, sales and marketing of Optica Communications Inc.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

The Company filed a Report on Form 8-K/A on June 29, 2001 regarding the acquisition of Zed Data Systems Corp.

Exhibits

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAMERICA, INC.

By: /s/ Brian Heard
Brian Heard,
Chairman / President / CEO
Date: August 20, 2001

By: /s/ Brian Kitts
Brian Kitts, Secretary / Director
Date: August 20, 2001