Form 10KSB
period 2001-09-30
INVESTAMERICA INC
filed 2002-01-15
CIK 1053253

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended September 30, 2001
                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to

     Commission file number 000-28303

                               INVESTAMERICA, INC.
                               -------------------
                 (Name of small business issuer in its charter)

             NEVADA                                                87-0400797
-------------------------------                  ----------------------------
(State or other jurisdiction of                                       (I.R.S.
incorporation or organization)                   Employer Identification No.)

              2078 Prospector Avenue, Park City, Utah             84060
              ---------------------------------------           ---------
             (Address of principal executive offices)           (Zip Code)

Former Name:  N/A

Issuer's telephone number  (435) 655-0786
                           --------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent fiscal year.   $509,152.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.)

47,887,543 Common Stock @ $0.08(1) = $3,831,003.40
--------------------------------------------------
(1)  The closing bid price on December  31,  2001

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

47,887,543 Common Stock, with a par value of $.001 outstanding as of December 31, 2001

     Transitional Small Business Disclosure Format (Check one):  [ ] Yes  [X] No

Documents  Incorporated  by  Reference:  See  List  of  Exhibits

                               INVESTAMERICA, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART  I                                                                      3

ITEM  1.   DESCRIPTION OF BUSINESS                                           3
ITEM  2.   DESCRIPTION OF PROPERTY                                          22
ITEM  3.   LEGAL PROCEEDINGS.                                               22
ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              25

PART  II                                                                    25

ITEM  5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         25
ITEM  6.   MANAGEMENT'S PLAN OF OPERATION.                                  26
ITEM  7.   FINANCIAL STATEMENTS                                             37
ITEM  8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                              38

PART  III                                                                   38

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .     38
ITEM  10.  EXECUTIVE COMPENSATION                                           41
ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                  46
ITEM  12.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS                  48
ITEM  13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K                           49

SIGNATURES                                                                  50

PART I

ITEM  1.     DESCRIPTION OF BUSINESS

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

Business  Development,  Organization  and  Acquisition  Activities

We were incorporated in Utah on October 20, 1983, under the name "Technology Research, Inc.". On December 18, 1986, we changed our corporate domicile to Nevada by merging with a Nevada corporation created solely for that purpose. At the same time, we changed our corporate name to "Balboa Investments, Inc.". On December 29, 1992, we changed our corporate name to "Progressive Polymerics International, Inc." and acquired all of the issued and outstanding common stock of Progressive Polymerics, Inc. On April 17, 1997, we acquired 100% of the issued and outstanding capital stock of InvestAmerica, Inc. On May 14, 1997, we merged InvestAmerica, Inc. (which was our wholly-owned subsidiary) into Progressive Polymerics International, Inc. and changed the name of the survivor corporation to InvestAmerica, Inc.

Optica Communications International Inc., our wholly owned subsidiary, is a private corporation that was incorporated on April 27, 1998 under the name
"Oakbay Trading Limited" in the Territory of the British Virgin Islands as a British Virgin Islands International Business Company. It changed its name from "Oakbay Trading Limited" to "Optica Communications International Inc." on March 9, 2000. Optica Communications International, Inc. has two wholly owned subsidiaries, Optica Communications Inc., a company incorporated in the Province of British Columbia, Canada, on September 21, 1999, and Optica Communications, Inc., a company incorporated in the State of Nevada on November 24, 1999. Optica Communications International Inc. and its subsidiaries, both of which are private corporations, are collectively referred to in this annual report as "Optica".

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

The  Optical  Wavelength and Multimedia Bandwidth Services Business

     Fiber optics technology uses beams of light to transport streams of information (voice and data) through thin filaments of glass from one location to another location. A fiber optic cable consists of a bundle of glass threads, each of which is capable of transmitting messages modulated onto light waves. A "lit" fiber optic network consists of fiber optic cable, hardware (primarily Dense Wave Division Multiplexing (DWDM) equipment and feeder multiplexors to aggregate common telco circuits. "Dark" fiber is cable that has been equipped with minimal network hardware and carries no telecommunications traffic.

     The transmission capability of a fiber optic network is measured by optical carrier levels or the amount of voice conversations that the network can transmit at the same time over the same cable. For example, fiber optic cable is capable of carrying approximately 130,000 simultaneous voice conversations.

     Optica plans to purchase a national network of dark fiber and light it at a total cost of approximately $500,000 once a recovery of the economy and the telecommunications industry are well underway. In the meantime, Optica has made arrangements to resell the excess capacity of other fiber network providers.

Principal Products

     Optica's principal products will consist of various telecommunication voice and data services as well as equipment used by our customers to complete the 'last mile' connection, all of which will be sold primarily to other carriers of telecommunication services. The principal bandwidth products will include national and regional carrier networks and optical indefeasible rights of use ("IRU"s),


Market Opportunity

     Our fiber optic network will be designed to provide our customers with secure, independent transmission facilities and sufficient capacity on a local, regional, national or international basis to accommodate their increasing demand and plans for expansion. We anticipate that growth in the high-bandwidth telecommunications industry will re-establish itself once the general economy recovers from the current recession due to a number of factors, which include:

- Innovations and advances in transmission technology. Technological innovations continue to increase the capacity and speed of advanced fiber optic networks while decreasing the cost of transmission allowing for continued growth in Internet usage and increases in the number of network users. This increased capacity and speed has resulted in the development of bandwidth-intensive applications. Improvements in "last mile" technology, such as DSL, cable modems and fixed wireless access are contributing to the significant increase in the number of subscribers using such applications. In addition, the anticipated proliferation of wireless Internet and data technologies and devices such as 3G broadband technology are also expected to contribute to increases in demand for bandwidth.

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

- Deregulation of the telecommunications industry, which has resulted in a proliferation of service providers. The telecommunications industry continues to experience liberalization on a global basis. Our high-bandwidth platform will allow new entrants to compete in this market and existing service providers to expand into new markets.

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

- competitive local exchange carriers ("CLECs") who offer alternative dial tone and other services using the incumbent carriers' facilities and provide highly competitive plain old telephone service;

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

Competition

     The telecommunications industry is highly competitive. It is going through a period of rapid technological evolution marked by increasing fiber, wireless and satellite transmission capacity, new technologies and the introduction of new products and services. Recent technological advances enable substantial increases in the transmission capacity of both new and existing fiber optic cable and networks. Optica's network will be built with the latest grade of fiber optic cable and the latest and most stable switching and transmission technology. As a new operator, Optica's ability to implement the latest technologies should give it an advantage over many of its competitors, even those that deployed their fiber optic networks as little as one year ago.

     The network will utilize state-of-the-art technologies based on dense wave division multiplexing optics and packet-switched routing. This approach greatly reduces the complexity and number of component systems that previously were required to deliver voice and data services over fiber optic cable. Dense wave division multiplexing allows for increased network capacity through the transmission of multiple waves of light over a single fiber optic strand.

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

     Once Optica has completed its planned acquisition of the network, it will both compete with and sell to the four principal facilities-based long distance fiber optic networks (AT&T, Sprint, Qwest and MCI WorldCom). In addition, it will compete with Global Crossing, GTE, Broadwing, Level 3 Communications and Williams Communications, each of which may have a fiber network similar in potential operating capability to Optica's proposed network.

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

     Zed's maintenance programs offers the following:

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

Omnigon International Ltd.

     By subscription agreement, dated January 21, 2000, we agreed to purchase 833,333 shares of Class C Preferred Stock at $6 per share for an aggregate purchase price of $5,000,000 of Omnigon International Ltd., a British Virgin Island international business company. The Class C Preferred Stock is convertible at any time into common stock of Omnigon on a 1-for-1 basis. In consideration, we paid cash of $4,000,000 and issued a promissory note, dated April 10, 2000, for $1,000,000, due June 9, 2000. Prior to September 30, 2000,
at  our  request, Omnigon returned and cancelled the promissory note, leaving us as the owner of 666,667 shares of Class C Preferred Stock with a cost base of $4,000,000. This investment was written off at the quarter ending March 31, 2001.

Employees

     General management, financial and other corporate support services are provided by a group of employees of InvestAmerica. These persons provide certain key services to our subsidiaries.

     As of September 30, 2001, we employed two full time employees. Optica employed a staff of six persons, consisting of four full-time employees, one part-time consultant and one full-time consultant. Zed employed a staff of twelve persons, consisting of eight full-time employees and three part-time employees.

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUE, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

     Our consolidated financial statements reflect that we have not generated any significant revenues and have incurred significant net losses, including a net loss of $33,125.577 for the year ended September 30, 2001. As of Sept.
30, 2001, we had an accumulated deficit of $37,970,997. We expect to have continuing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the commencement of and the rate of growth in our revenues.

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

     As our Optica subsidiary proceeds with the development of its proposed network, we expect that it may experience significant and rapid growth. It will need to add staff to market its products, manage operations, handle sales and marketing and perform finance and accounting functions. This growth is likely to place a significant strain on our managerial, financial and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

A  LOSS  OF  ANY  KEY  PERSONNEL  COULD  IMPAIR  OUR  ABILITY  TO  SUCCEED.

     In part, our future success depends on the continued service of our key management personnel, particularly: Brian Heard and Brian Kitts at InvestAmerica, and Neil Weiler, Kieran Magee and Mark Nomura at Optica. The loss of their services, or the services of other key employees, could impair our ability to grow our business.

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

SINCE OUR MAJOR SHAREHOLDERS OWN THE RIGHT TO ACQUIRE A SIGNIFICANT PERCENTAGE OF OUR SHARES, THEY MAY BE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of September 30, 2001, our major shareholders control 65% of the vote through the ownership of our Series A Preferred Stock and Series B
Preferred Stock if the ZED Preferred Shares are exchanged (excluding options That could be exercised). These stockholders will be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing an acquisition or change in control of our company, which could significantly reduce our stock price.

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

PROVISIONS  IN  OUR  CHARTER  OR  AGREEMENTS  MAY  PREVENT  OR DELAY A CHANGE OF
CONTROL.

     Provisions of our certificate of incorporation and bylaws as well as provisions of applicable Nevada law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favourable. Our board of directors has the authority to issue up to 200,000,000 shares of common stock and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval. As of December 31, 2001, we have issued the following (or are required to issue additional shares of common stock as the result of our receipt of conversion notices from the holders of the convertible preferred stock so that our capitalization is as follows): (1)
14,705,000 stock  options  to  purchase  common  stock,   (2) 79,749,985 shares
of common stock are issuable upon conversion  of  Series A Preferred  Stock, and
(3) an additional 15,000,000 shares of common stock are issuable upon conversion of preferred stock after the exchange of Zed Preferred Stock for our Series B Preferred Stock. The issuance of additional shares of common stock could, among other things, have the following effect:

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

The Shareholder and purportedly the Company on February 28, 2001 commenced another law suit against Brian Kitts, Douglas Smith, Olde Monmouth Stock Transfer Co., Inc. and other unnamed defendants, claiming that the Shareholder and another individual are the directors and officers of the Company, and further denies the validity and enforceability of the Second Settlement Agreement, and makes various claims for damages. Brian Kitts and Douglas Smith claim that by a majority consent in October, 1999 Brian Kitts obtained control of the Company and subsequently Douglas Smith and other directors were duly appointed, and further, that the Second Settlement Agreement is valid and enforceable.

These two legal matters have now been consolidated into one lawsuit.


The  U.S.  District  Court  Action

     In a lawsuit commenced by Mr. Tepper against Fidelity in the United States District Court for the District of Nevada, InvestAmerica wa named as a third party defendant. This case has been decided with all claims against InvestAmerica being dismissed.

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

                                             High        Low
                                             ----        ---

Quarter ended December 31, 1999             $3.188      $0.07
Quarter ended March 31, 2000                $11.875     $3.188
Quarter  ended  June 30, 2000               $7.00       $1.156
Quarter  ended  September  30,  2000        $2.125      $0.688

Quarter  ended  December  31,  2000         $1.25       $0.38
Quarter ended March 31, 2001                $1.47       $0.19
Quarter ended June 30, 2001                 $0,51       $0.11
Quarter ended September 30, 2001            $0.33       $0.13
Quarter ended December 31, 2001             $0.19       $0.06


     Our shares of common stock are also listed on the Frankfurt Stock Exchange under the symbol "IVK". Our common stock began trading on the Frankfurt Stock Exchange on May 16, 2000. The following table sets forth the high and low share prices for the period indicated below:

                                                       High      Low
                                                       ----      ---
Period from May 16, 2000 to June 30, 2000              3.65     1.65
Quarter  ended  September  30,  2000                   2.25     0.75

Quarter  ended  December  31,  2000                    1.35     0.50
Quarter ended March 31, 2001                           1.65     0.21
Quarter ended June 30, 2001                            0.57     0.12
Quarter ended September 30, 2001                       0.37     0.15
Quarter ended December 31, 2001                        0.21     0.07

     On December 31, 2001, the closing bid price as quoted by the OTCBB for our common stock was $0.08 and there were 47,887,543 common shares issued and outstanding. Shares of our common stock are issued in registered form. Olde Monmouth Stock Transfer (77 Memorial Parkway, Atlantic Highlands, New Jersey 07716 (telephone: (732) 872-2727, facsimile (732) 872-2728) is the registrar and transfer agent for shares of our common stock. As of December 31, 2001, there were approximately 2,000 holders of record of our common stock. This number of stockholders does not include stockholders who hold our securities in street name.

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

On August 22, 2001, the Company settled a debt of $197,672 to a shareholder/ director of the Company by issuance of 1,976,720 common shares at a price of $0.10 per share.



ITEM  6.     MANAGEMENT'S PLAN OF OPERATION.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report for the fiscal year ended September 30, 2001.

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although our management believes that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Actual results could vary materially from those expressed in those forward-looking statements. Readers are referred to "Plan of Operation", "Future Cash Requirements", "Future Research, Development and Operations" and "Marketing" sections contained in this Quarterly Report, as well as the factors described below in the section entitled "Factors That May Affect Our Future Results", which identify some of the important factors or events that could cause our actual results or performance to differ materially from those contained in the forward-looking statements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We undertake no obligation to update any of our forward-looking statements after the date of this Annual Report on Form 10-KSB to conform such statements to actual results or to changes in our expectations. You should not place undue reliance on forward-looking statements.

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

A review of our product offering and sales strategy commenced in June, 2001. On August 7, 2001, we announced that Optica's short-term business focus would shift to reselling long haul optical bandwidth and our plan to create our own national fiber network was on hold until overall market conditions improved. We plan to continue to operate Optica, executing upon the new short-term business focus, and Zed over the next twelve months ending September 30, 2002.

RESULTS OF OPERATIONS

As a result of our acquisition of Optica via reverse acquisition on March 15, 2000, our financial statements are presented as a continuation of Optica. Accordingly, financial information relating to the year ended September 30, 2001 is that of Optica.

During the quarter ended June 30, 2001, the Company had evaluated the carrying value of goodwill, a long-lived asset. An unprecedented downturn has continued in the telecommunications and financial markets during 2001 creating unique circumstances with regard to the assessment of long-lived assets. With the market driven, greatly diminished enterprise value of InvestAmerica combined with the recently announced shift in Optica's short-term business focus to selling third party long-haul bandwidth products, which is more thoroughly discussed under "Plan of Operation", and continued uncertainty in the telecommunications and financial marketplaces, Company management believes the value of goodwill to be impaired and as a result has recorded a one time, non-cash charge of $21,678,273 to expense the remainder of its recorded goodwill. This action materially impacted the net loss of $33,125,577 for the year ended September 30, 2001.

Revenues

Total revenues were $509,152 for the year ended September 30, 2001 and $1,293,690 for the year ended September 30, 2000, respectively.

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

Revenues for the year ended September 30, 2001 were lower than expected due to lower than usual sales generation primarily due to the abrupt slow down in information technology ("IT") and capital spending in the telecom sector. Consistent with current industry trends, we expect sales to continue to be slow for at least the first half of 2002 as large telecom companies have cut their near term capital spending budgets dramatically. In addition, the early completion of a major sales contract late in fiscal year 2000 resulted in higher revenue for 2000 but then had a negative effect on first quarter 2001 revenues. A significant portion of revenues for the year ended September 30, 2000 were related to the completion of a significant contract with a large telecommunications company.

Cost of good sold

Total cost of goods sold was $266,072 and $890,939 for the years ended September 30, 2001 and 2000, respectively.

Gross profit

Through Zed, the Company has generally been able to achieve high margins on sales due to the nature of the sales contracts and type of equipment we install. Data communications equipment and solutions have been in high demand and as such, have provided us with opportunities to negotiate high margin contracts. During the last year gross margin was significantly higher than historical results, although on a smaller revenue base, as we generated a higher relative volume of service related revenue, which has a lower associated cost. As announced in early August 2001, with its new short-term business focus, Optica is now ready to generate its initial revenues from reselling long-haul optical bandwidth supplied by third parties. For the beginning of 2002, gross margin is expected to be impacted negatively due to: i) the recent sharp reduction of IT and capital spending leading to a very competitive pricing environment for the supply of equipment or data communications solutions, ii) the increased availability or quality used equipment due to many recent business failures and iii) the dilutive effect of lower margin sales of third-party bandwidth products. Longer term, we expect our margins will begin to moderate as other competitors enter the market and demand for data communications declines as well as a shift is our sales mix to a higher proportion of bandwidth products.

Operating Expenses:

Selling, General and Administrative

Sales, general and administrative expenses consist primarily of salaries, bonuses and benefits earned by sales and marketing personnel, and related osts for executive, finance and administrative personnel. Sales, general and administrative expenses also include direct expenditures such as travel, rent, depreciation, advertising and promotion, legal and other professional fees.

Sales, general and administrative expenses were $1,118,065 and $1,310,109, excluding all share-based compensation related charges, for the years ended September 30, 2001 and 2000, respectively. This decrease is due to the decreased level of activity in the Company.

For the year ended September 30, 2001, general and administrative expenses were higher than anticipated, as we have incurred substantial legal fees related to various lawsuits that we are defending. General and administrative expenses were also higher than anticipated for the year ended September 30, 2000 as we were in the process of commencing operations, hiring staff and obtaining office space. We have tended to use consultants to manage shareholder relations and various financial roles resulting in an increase in professional fees we have incurred.

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

Amortization of Deferred Share-Based Compensation

We recorded deferred share-based compensation of $3,760,730 during the year ended September 30, 2000 in connection with grants of share purchase options to consultants of the Company. We are amortizing this amount over the four-year period. We recognized $1,788,456 and $740,543 in deferred compensation expense in the years ended September 30, 2001 and 2000, respectively. We currently expect to recognize $1,200,121 and $31,610 in share-based compensation in the years ending September 30, 2002 and 2003, respectively.

Amortization of Goodwill / Impairment of Goodwill

Amortization of goodwill was $4,064,676 for the year ended September 30, 2001 and $1,354,892 for the year ended September 30, 2000. At the end of the third quarter, the Company determined that an impairment in the value of the goodwill existed and a one-time charge of $21,678,273 was recorded. This one-time, non-cash charge is discussed more fully above under "Results of Operations". Goodwill of approximately $27.1 million arose from the acquisition of Zed during the final quarter of the year ended September 30, 2000. Goodwill from the Zed acquisition was initially being amortized over a period of five years. No amortization was applicable or recorded in the three months and six months ended June 30, 2000 as these periods preceded the Zed transaction.

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

Interest Expense

Interest expense was $699,542 and $263,068 for the years ended September 30, 2001 and 2000, respectively. The increase in interest expense relates to the issuance of notes payable since the end of the comparative period, the majority of which were issued pursuant to the acquisition of Zed in July,
 2000. The notes payable bear interest at 12% per annum. The Zed acquisition notes payable, which were originally repayable in six equal monthly installment of $715,000 commencing July 30, 2000 with a final installment of $710,000 due January 31, 2001, are secured by a security interest in the Company's assets including shares of Zed common stock. As at July 27, 2001, an installment of approximately $80,000 was paid by the Company and an additional $20,000 payment is expected imminently. The holders of the note have agreed to an extension with regular scheduled monthly installments to commence August 31, 2001. The final installment on February 28, 2002 will be reduced to $610,000, if the $40,000 payment is also made, otherwise an amount of $630,000 will be due.

Income Taxes

Our provision was $19,645 for the year ended September 30, 2001 in relation to our operating subsidiary Zed. We have not provided for income taxes for the year ended September 30, 2000, due to the fact that the we did not generate taxable income during these periods. Non-capital loss carry-forwards, which can be applied against future taxable income, are available in other entities within the InvestAmerica group of companies. These loss carry-forwards expire at various dates up to 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had $15,115 in cash and a working capital deficiency of $5,551,529. We had incurred a net loss of $33,125,577 for the year ending September 30, 2001 and $4,840,861 for the year ending September 30, 2000. Accordingly, our financial statements contain note disclosures describing the circumstances that raise substantial doubt about our ability to continue as a going concern.

For the year ended September 30, 2001, our main sources of capital have been shareholder loans, issuance of notes payable and issuance of common shares resulting in net cash provided by financing activities of $885,392. Operating activities resulted in a net use of cash of $945,449. However, our operating assets and liabilities provided us with an additional $613,157 of working capital, due to active and close management of accounts payable and receipt of payment in regards to outstanding trade accounts receivable.

For the year ended September 30, 2000, our main sources of capital were debt, in the form of notes payable and shareholder loans, and additional equity, for net cash provided of $6.1 million. The acquisition of Zed and other investments resulted in a net use of funds of $8.6 million. Operations, through collection of trade receivables, also provided cash of $2.5 million.

NEW ACCOUNTING PRONOUCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". "SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets." These standards require all future business combinations to be accounted for using the purchase method of accounting. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of October 1, 2002, however, certain provisions of these new statements may also apply to any acquisitions concluded subsequent to September 30, 2001. "Goodwill acquired after September 30, 2001 will not be amortized but instead will be subject to annual impairment tests." The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows for fiscal 2003 and subsequent years.

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

As and when market conditions improve, the primary objectives for the business of Optica will include:

- purchasing up to 16,000 route miles of fiber optic cable, linking over forty- eight major metropolitan areas in North America;

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

Over the twelve months ending September 30, 2002, our primary objectives with respect to the business of Zed include:

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

Future Cash Requirements

Based on our estimates for operational and capital costs for the next twelve month period, ending September 30, 2002, we will require a minimum of approximately $8.5 million to accomplish our revised objectives.

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

We do not have sufficient funds for the next twelve months of operation. We believe we have sufficient funds on hand to pay for ongoing operating costs and capital expenditures at least through December 31, 2001. We intend to obtain the balance of the cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding stock options or by obtaining further debt financing.

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

We expect that our primary customers for our optical bandwidth services will include competitive local exchange carriers, data oriented local exchange carriers, internet service providers, inter-exchange carriers and incumbent local exchange carriers. In order to compete in the existing markets for our products and generate consumer awareness, we will be required to undertake a very aggressive advertising and marketing campaign. This will require that we place advertisements in several key trade magazines and publications, as well as exhibiting our software products at the major tradeshows held throughout the year. With Optica's ability to now offer managed bandwidth services and products from OC-3 to OC-192, we anticipate implementing an initial sales and marketing program by May,2002.

Zed Business

We intend to hire additional persons in sales management, sales and service, and to conduct a telemarketing program in an effort to increase our sales to past and current customers. The additional sales and marketing personnel will also focus on identifying and contacting new customers. We plan to negotiate with our current and additional hardware and software vendors.
We will also continue to monitor and adjust our product and service offerings to keep pace with new technology and ever changing customer demand. Personnel

As of September 30, 2001, we had 18 permanent employees with 10 in the area of corporate administration, 5 in technology and service and 3 in sales (we employ a total of 18 people, including consultants). Over the twelve month period ending September 30, 2002, we plan to expand our total number of permanent employees to approximately 40 as a result of Optica's refocused objective of building its fiber optic network business through the selling of third party managed bandwidth products until market conditions warrant Optica to create its own fiber optic network.

Purchase or Sale of Equipment

With the deferral of the purchases planned by Optica for fiber optic network hardware and fiber optic cable, we do not anticipate that we will expend any significant amount on equipment for our present or future operations over the next twelve months.

ITEM  7.     FINANCIAL  STATEMENTS

Our consolidated financial statements stated in United States dollars are attached hereto and are found immediately following the text of this Annual Report.

     The consolidated financial statements

     The Company's Consolidated Financial Statements include:

     Consolidated Balance Sheets at September 30, 2001 and 2000

     Consolidated Statements of Operations for the years ended September 30, 2001 and 2000.

     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the cumulative period from October 1, 1998 to September 30, 2001.

     Consolidated Statements of Cash Flows for the years ended September 30, 2001 and 2000.

     Summary of Significant Accounting Policies.

     Notes to the Consolidated Financial Statements.

                              INVESTAMERICA, INC.
                        CONSOLIDATED BALANCE SHEETS
                   (Expressed in United States dollars)


CONSOLIDATED BALANCE SHEETS

                                            September 30,  September 30,
                                                     2001           2000
                                            -------------  -------------
                                              Unaudited
Current assets:

   Cash and cash equivalents                 $     15,115  $     70,533
   Accounts receivable                             28,253       404,971
   Notes receivable                               502,328             -
   Other                                            8,319        14,547
                                             ------------  ------------
Total current assets                              554,015       490,051

Long-term investment                                    -     4,000,000
Property and equipment, net                        78,422       126,374
Goodwill, net                                           -    25,742,949
                                             ------------  ------------
Total assets                                 $    632,437  $ 40,359,374
                                             ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities  $ 1,070,375   $    588,057
   Income taxes payable                           19,645              -
   Notes payable                               5,002,534      7,039,755
   Due to related party                           12,990      2,268,345
                                             ------------  ------------
Total current liabilities                      6,105,544      9,896,157
                                             ------------  ------------
Continuing operations (Note 1)
Contingencies (Note 11)

Stockholders' equity (deficit):
Preferred stock, undesignated,
par value $.001, authorized shares
 -5,000,000 at September 30, 2001
and at September 30, 2000;
no shares issued and outstanding                        -             -

Series A convertible preferred stock,
par value $.001, authorized,
issued and outstanding shares
 - 431,081 at September 30, 2001                      431           450
and at September 30, 2000

Series B convertible preferred stock,
par value $.001, 50,000 authorized,
issued and outstanding - none at
September 30, 2001 and
none at September 30, 2000                              -             -

Equity conversion right                        22,218,750    22,218,750

Common stock $.001 par value,
authorized shares - 200,000,000
at September 30, 2001 and
50,000,000 at September 30, 2000;
issued and outstanding shares
 - 47,887,543 at September 30, 2001
and 31,017,622 at September 30, 2000,              44,406        31,017
respectively

Common stock subscribed                           100,000             -
Additional paid-in capital                     11,373,781     6,078,607
Deferred share-based compensation              (1,231,731)   (3,020,187)
Accumulated deficit                           (37,970,997)   (4,845,420)
Accumulated other comprehensive loss               (7,747)            -
                                             -------------  ------------
Total stockholders' (deficit) equity           (5,473,107)  (20,463,217)

Total liabilities and stockholders' equity   $    632,437  $ 30,359,374
                                             ============  ============


     See Accompanying Notes to these Consolidated Financial Statements

                               INVESTAMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Expressed in United States dollars)
                                 Unaudited

STATEMENTS OF OPERATIONS

                                                     Year ended
                                                    September 30,
                                             ---------------------------
                                                2001            2000
Revenues                                     $     509,152  $  1,293,690
Cost of goods sold                                 266,072       890,939
                                             -------------  ------------
Gross profit                                       243,080       402,751
                                             -------------  ------------
Operating expenses:
Selling, general and administrative              1,118,065     1,310,109
Compensation expense                                     -     1,575,000
Amortization of deferred share-based
Compensation                                     1,788,456       740,543
Amortization of goodwill                         4,064,676     1,354,892
Impairment of goodwill                          21,678,273             -
                                             -------------  ------------
Total operating expenses                        28,649,470     4,980,544
                                             -------------  ------------

Loss from operations                           (28,406,390)   (4,577,793)

Other income (expense):
Loss on impairment of investment                (4,000,000)            -
Interest expense                                  (699,542)     (263,068)
                                             -------------  ------------

Loss before income taxes                       (33,105,932)   (4,840,861)

Income tax expense                                  19,645             -
                                             -------------  -------------
Net loss for the period                      $ (33,125,577) $ (4,840,861)
Other comprehensive (loss) income:
Foreign exchange translation adjustment             (7,747)            -

Total comprehensive loss                     $ (33,133,324) $ (4,840,861)
                                             -------------  -------------

Loss per share:
   Basic and diluted                         $       (0.25) $      (0.05)
                                             ============== =============
Weighted average number of
shares used to calculate loss per share:
   Basic and diluted                           131,875,988     98,744,920
                                             ============== ==============


     See Accompanying Notes to these Consolidated Financial Statements

                              INVESTAMERICA, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Expressed in United States dollars)
                                Unaudited


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Year ended
                                                    September 30,
                                             ---------------------------
                                                2001            2000

Cash flows from operating activities:
   Net loss for the period                   $ (33,125,577) $  (4,840,861)

Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
   Amortization of goodwill                      4,064,676      1,354,892
   Amortization of deferred share-based
      Compensation                               1,788,456        740,543
   Compensation expense                                  -      1,575,000
   Depreciation                                     37,282         14,369
   Loss on impairment of long-term investment    4,000,000              -
   Impairment of goodwill                       21,678,273              -
   Other non-cash items                             (1,716)             -
   Change in operating assets and liabilities:
   Accounts receivable                             376,718      4,354,048
   Notes receivable                               (502,328)             -
   Other current assets                              6,228         691,236
   Accounts payable                                712,894     (1,384,423)
   Income taxes payable                             19,645              -
                                             -------------  -------------
Net cash provided by (used in)
   operating activities                           (945,449)     2,504,804
                                             -------------  -------------

Cash flows from investing activities:
   Purchase of Optica, net of cash
   acquired of $409,066                                  -        409,066
   Purchase of property and equipment               (1,459)       (15,841)
Proceeds from sale of property and equipment         6,098              -
   Purchase of long-term investment                      -     (4,000,000)
   Purchase of Zed, net of cash acquired of $41,031      -     (4,958,969)
                                             -------------  -------------
Net cash provided by (used in)
   investing activities                              4,639     (8,565,744)
                                             -------------  -------------

Cash flows from financing activities:
   Repayment of notes payable                      (39,755)             -
   Proceeds from issuance of notes payable           2,534      3,163,088
   Proceeds from shareholder loans                 240,285      2,268,345
   Proceeds from issuance of common stock          582,328        700,040
   Proceeds from common stock subscription         100,000              -
                                             -------------  -------------
Net cash provided by financing activities          885,392      6,131,473
                                             -------------  -------------
Net increase in cash and cash equivalents          (55,418)        70,533
Cash and cash equivalents, beginning of period      70,533              -
                                             -------------  -------------
Cash and cash equivalents, end of period     $      15,115   $     70,533
                                             -------------  -------------

OTHER SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                       $     123,098   $          -

SUPPLEMENTAL NON-CASH INVESTING & FINANCING DISCLOSURES:

   Acquisition of Optica by issuance of
        Class A convertible preferred stock  $           -   $    (70,634)
   Acquisition of Zed by issuance of equity
        conversion right                     $           -   $(22,218,750)
   Issuance of common stock under
        employment agreements                $           -   $  1,575,000
   Issuance of common stock on preferred
        stock conversion                     $          19   $          -
   Issuance of common stock on settlement
        of shareholder loans                 $   2,495,640   $          -
Issuance of common stock on settlement
       of notes payable                      $   2,000,000   $          -
Issuance of common stock on settlement
       of interest payable                   $     230,576   $          -




     See Accompanying Notes to these Consolidated Financial Statements

                              INVESTAMERICA, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (Expressed in United States dollars)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Class A
                   Convertible                            Additional  Deferred
(Unaudited)        Preferred Stock  Equity    Common Stock             share-
                   ---------------  Conversion ------------ Paid-in    based
                  Shares Amount     Right     Shares Amount Capital compensation
                  ------ ------     --------  ------ ------ ------- ------------
Balance,
October 1, 1998
(InvestAmerica)        - $   -   $      - 9,859,148 $ 9,859 $1,177,180 $      -
Net loss               -     -          -         -       -          -        -
                  ------ -----   -------- ---------  ------ ---------- --------
Balance,
September 30, 1999     - $   -   $      - 9,859,148 $ 9,859 $1,177,180 $      -
                  ------ -----   -------- ---------  ------ ---------- --------
Shares issued on
settlement of
lawsuit                -     -          - 4,740,000   4,740  7,368,154        -

Shares issued
for cash               -     -         - 16,148,555  16,148    699,059        -

Cancelled shares       -     -         -   (225,000)   (225)    (5,975)       -
Net income             -     -         -          -       -          -        -
                  ------ -----   -------- ---------  ------ ---------- --------
Balance,
March 15, 2000         -     -         - 30,522,703   30,522  9,838,418       -

Adjustment for
reverse
acquisition on
March 15, 2000         -     -         -          -       -  (9,865,270)      -
                  ------ -----   -------- ---------  ------ ----------- -------
                       -     -         - 30,522,703   30,522    (26,852)      -
                  ------ -----   -------- ---------  ------ ---------- --------
Issued on
acquisition of
Optica          450,000   450          -          -       -      70,184       -

Value of equity
conversion right
issued upon
acquisition of Zed   -      -    22,218,750       -       -           -       -

Compensation expense -      -             - 300,000     300   1,574,700       -

Issued for cash      -      -             - 194,919     195     699,845       -

Deferred
share-based
compensation         -      -             -       -       -   3,760,730
                                                                    (3,760,730)

Amortization
of shared-based
compensation         -      -             -       -       -            - 740,543

Net loss             -      -             -       -       -            -     -
                  ------ -----   -------- ---------  ------ ---------- --------
Balance,
September 30,
2000             450,000 $ 450 22,218,750 31,017,622  31,017  6,078,607
                                                                     (3,020,187)
                 ------- ----- ---------- ----------  ------  --------- --------
Shares issued
on settlement
of notes and
interest payable,
shareholder loans      -     -          -   7,569,906  7,570  4,720,973       -

Conversion of
Series A
Preferred stock -18,919   -19           -   3,500,015     19          -

Issued for cash       -     -           -   5,800,000  5,800    574,200

Amortization
of shared-based
compensation          -     -           -           -      -          -
                                                                       1,788,456

Net loss              -     -           -           -      -          -        -
                 ------- ----- ---------- ----------  ------  --------- --------
Balance,
September 30,
2001           431,081 $431 $22,218,750 47,887,543  $44,406 $11,373,781
                                                                    $(1,231,731)
                 ------- ----- ---------- ----------  ------  --------- --------


     See Accompanying Notes to these Consolidated Financial Statements

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)

1.     Basis of Presentation

The financial statements included herein have been prepared by InvestAmerica, Inc. (the "Company"), without audit, as the company has been unable to arrange for the completion of an audit of our financial statements. Accordingly, in conformity with Regulation S-X, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year 2001. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations.

2.    Continuing Operations

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

The accompanying consolidated financial statements have been prepared on going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2001, the Company had a working capital deficiency of $5,551,529. The Company incurred a net loss of $33,125,577 for the year ended September 30, 2001. The company is reliant on current and future stockholders' financial support to assist in meeting cash flow needs. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Alternatives being considered by management include, among others, obtaining financing from new lenders, obtaining vendor financing, and the issuance of additional equity. On August 7, 2001, the short term business focus of Optica was modified to generate revenues more quickly and reduce the need for capital. The Company believes these measures will provide liquidity for it to continue as a going concern throughout fiscal 2002, however, management can provide no assurance with regard thereto.

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


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amount of such estimates, when known, will vary from these estimates.


Cash and Cash Equivalents

Cash consists of current account balances with major US and Canadian financial institutions with terms of less than 90 days.


Long-Term Investment

As at September 30, 2001, InvestAmerica's long-term investment was $nil. As at September 30, 2000, InvestAmerica's long-term investment consisted solely of an investment in preferred shares accounted for under the cost method.

Fair Value of Financial Instruments

At September 30, 2001 and 2000, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, available-for-sale investments, accounts payable and accrued liabilities and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liablilites and notes payable approximates their fair value based on their liquidity and/or short-term nature.

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)


Inventories

Inventories, consisting entirely of finished goods, are valued at the lower of laid-down cost or net realizable value and are accounted for using the specific cost method. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.


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


Impairment of Long-Lived Assests

The Company makes periodic reviews for the impairment of long-lived assets, including goodwill, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standard ("SFAS") No. 121, an impairment loss would be recognized when estimates of undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. An impairment of goodwill was identified by the Company in the year ended September 30, 2001. During the third quarter of 2001, an impairment of goodwill for $21,678,273 was recorded.

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)



Concentration of Credit Risk and Economic Dependence

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are custodied with high-quality financial institutions to mitigate exposure to credit risk. The Company had revenues from three customers during the year ended September 30, 2001 that accounted for 63% of equipment sales and services and three other customers that accounted for 78% of trade accounts receivable as at September 30, 2001.

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

Foreign Currency Translation

The functional currency of the Company and its subsidiaries is the US dollar. Assets and liabilities denominated in other than the US dollar are translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions and translation are recorded in the statement of operations.


Advertising

The Company expenses advertising costs as they are incurred. Advertising expense is included in selling, general and administrative operating expenses and amounts to $5,950 and $25,900 in the years ended September 30, 2001 and 2000, respectively.


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


Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Deferred compensation charges arise from those situations where options are granted at an exercise price lower than the fair value of the underlying common shares. These amounts are amortized as charges to operations over the vesting periods of the individual stock options.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. In addition to a net loss, a foreign exchange translation adjustment contributed to other comprehensive loss for the year ended September 30, 2001.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". "SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets." These standards require all future business combinations to be accounted for using the purchase method of accounting. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of October 1, 2002, however, certain provisions of these new statements may also apply to any acquisitions concluded subsequent to September 30, 2001. "Goodwill acquired after September 30, 2001 will not be amortized but instead will be subject to annual impairment tests." The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows for fiscal 2003 and subsequent years.


4.  ACCOUNTS RECEIVABLE

                                       September 30, 2001  September 30, 2000
                                       ------------------  ------------------
Trade accounts receivable                       $  30,254          $  451,082
Note receivable                                     8,344               9,462
Income taxes receivable                                 -              17,958
Other accounts receivable                               -               7,446
Allowance for doubtful accounts                   (10,355)            (80,977)
                                                ----------         -----------
                                                $  28,253          $  404,971
                                                =========          ===========

The note receivable does not bear interest and is unsecured.

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)


5.  NOTES RECEIVABLE

Notes receivable of $502,328 consists of $500,000 due from a shareholder for the purchase of 5,000,000 shares of common stock and $2,328 due from a shareholder for overpayment of debt settlement.

6.  LONG-TERM INVESTMENT

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

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)




7.  PROPERTY AND EQUIPMENT

                                       September 30, 2001   September 30, 2000
                                       ------------------   ------------------
Cost:
   Computer hardware                           $    64,386         $   101,309
   Computer software                                 6,515               8,668
   Office furniture and equipment                   26,884              28,168
                                               -----------         -----------
                                               $    97,785         $   138,145
Less accumulated depreciation
   Computer hardware                                 7,226               8,181
   Computer software                                 6,515               2,032
   Office furniture and equipment                    5,622               1,558
                                               -----------         -----------
                                                    19,363              11,771
                                               -----------         -----------
                                               $    78,422         $   126,374
                                               -----------         -----------

8.  GOODWILL

                                       September 30, 2001   September 30, 2000
                                       ------------------   ------------------
Goodwill                                       $27,097,841         $27,097,841
Less:  Accumulated amortization                 -5,419,568          -1,354,892
                                               -----------         -----------
                                                21,678,273          25,742,949
Less:  Impairment of goodwill                  -21,678,273                   -
                                               -----------         -----------
                                               $         -         $25,742,949
                                               ===========         ===========

9.  IMPAIRMENT OF GOODWILL

In accordance with the rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company performed a review of its long-lived assets during the third quarter of 2001. Management determined that there was an impairment in the value of goodwill based on several factors, including the continued downturn in the telecommunications sector and the unprecedented reductions in information technology and capital spending. As a result, the Company recorded an impairment charge of $21,678,273, equal to the remaining net book value of goodwill related to the Zed acquisition.

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)



10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

                                       September 30, 2001   September 30, 2000
                                       ------------------  -------------------
Trade accounts payable                         $   210,892         $   185,542
Other accounts payable                              23,608                   -
Accrued compensation                               172,849              79,403
Accrued interest due to related parties            663,026             323,112
                                               -----------         -----------
                                               $ 1,070,375         $   588,057
                                               ===========         ===========

11.  NOTES PAYABLE

The components of notes payable were as follows

                                       September 30, 2001   September 30, 2000
                                       ------------------   ------------------
Smith Shelf Company Number 15 Ltd.             $ 3,930,635         $ 3,930,635
Ewing Consulting Corp.                             705,809             703,275
Due to shareholder/director                        366,090             366,090
                                               -----------         -----------
                                                 5,002,534           5,000,000
Due to shareholder and director                          -           2,000,000
Global Futures                                           -              39,755
                                               -----------         -----------
                                               $ 5,002,534         $ 7,039,755
                                               ===========         ===========

The notes payable to Smith Shelf Company Number 15 Ltd. and $703,275 of the notes payable to Ewing Consulting Corp, both related parties of the Company with a shareholder and director in common, and the amount due to shareholder/director arose pursuant to the purchase of Zed Data Systems Corp. on July 7, 2000. The notes are payable in 6 equal monthly installments aggregating $715,000 commencing February 28, 2001, followed by one final installment aggregating $710,000 on August 31, 2001. The notes remain outstanding at September 31, 2001. The notes bear interest at 12% per annum and are secured by a security interest in all of our assets including our shares of Zed common stock.

In addition, a note payable of $2,534 to Ewing Consulting Corp. bears interest at 12% per annum, is unsecured and has no fixed repayment terms.

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)


12.  DUE TO RELATED PARTY

An amount of $12,990 is due to a shareholder of the Company in respect of expenses incurred by the individual on behalf of InvestAmerica at September 30, 2001. These amounts bear no fixed repayment terms, does not bear interest, and is due on demand.

On August 22, 2001, the Company settled a debt of $197,672 to a shareholder/ director of the Company by issuance of 1,976,720 common shares at a price of $0.10 per share.

On July 27, 2001, the Company made a partial payment of $80,000 to a shareholder.

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

13.  STOCK OPTIONS

During the year ended September 30, 2001, the following stock options were granted: i) on December 7, 2000, to purchase up to an aggregate of 3,500,000 shares of common stock (with an additional 1,500,000 approved but not granted) at an exercise price of $0.66 per share for a 5 year term, vesting monthly over 24 months and ii) on January 2, 2001, to purchase up to an aggregate of 350,000 shares of common stock at an exercise price of $0.56 per share for a 5 year term, vesting monthly over 24 months. As at September 30, 2001, a total of 14,705,000 stock options were granted and outstanding.


14.  SEGMENTED INFORMATION

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


15.   COMMITMENTS

Operating Leases:

The Company leases office facilities under operating leases. Future minimum operating lease payments for the years ending September 30 are due as follows:

                     2002            $  66,190
                     2003               66,190
                     2004               55,160
                                     ---------
                                     $ 187,540
                                     =========


Rent expense totaled approximately $66,886 for the year ended September 30, 2001 and $20,959 for the year ended September 30, 2000.



16.  CONTINGENCIES

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

The Shareholder has also sued Fidelity Holdings, Inc. in a separate action in United States District Court, in which ownership of the Fidelity Shares is an issue. The Shareholder takes the position in this action that the Second Settlement Agreement does not bind him. The Company had entered an appearance in this action to assert that if the Second Settlement Agreement does not apply to the Shareholder, then the Company asserts ownership to the Fidelity Shares. The Court has ruled that the Company has no ownership interest in the Fidelity Shares. On October 19, 2001, the Federal court case involving Mr. Tepper and Fidelity Holdings, in which the Company was named as a defendant, has been concluded and all claims against the Company have been dismissed.
The trial date for the pending state court case is unknown at this time. Management is uncertain as to the resolution of these matters at this time.

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)




17.  SHAREHOLDERS' EQUITY (DEFICIT)

(a)  Series A Preferred Stock

Series A Preferred Stock carry rights to receive cumulative dividends, are voting and are convertible into 185 shares of Common Stock at the option of the holder at any time, subject to adjustment under certain circumstances. The Company requires the affirmative consent of two-thirds of the Series A Preferred Stockholders prior to liquidation, selling principle assets, merging or consolidated the Company, declaring dividends, or making changes in the authorized capital stock of the Company or issuing additional preferred shares. The Company may, at its option, require all Series A Preferred Stockholders to convert their shares of Series A Preferred Stock into shares of Common Stock at any time on or after the closing of the sale of shares of Common Stock in an underwritten public offering pursuant to a registration statement under the Securities Act of 1933 of the United States, as amended, resulting in at least $50 million of gross proceeds to the Company, or the closing by the Company of a merger or reorganization pursuant to which the Company is not the entity surviving such merger or reorganization. In the event of a liquidation, dissolution or winding up of the Company, Series A Preferred Stockholders will be entitled to an amount equal to $0.10 per share, before payment has been made to Series B Preferred Stockholders. 18,919 Series A Preferred Stock were converted into 3,500,015 common shares during the year. 431,081 Series A Preferred Shares are outstanding at year end.

(b)  Series B Preferred Stock

Series B Preferred Stock carry rights to receive cumulative dividends, are voting and are convertible into 300 shares of Common Stock at the option of the holder at any time, subject to adjustment under certain circumstances. The Company requires the affirmative consent of two-thirds of the Series B Preferred Stockholders prior to liquidation, selling principle assets, merging or consolidated the Company, declaring dividends, or making changes in the authorized capital stock of the Company or issuing additional preferred shares. The Company may, at its option, require all Series B Preferred Stockholders to convert their shares of Series B Preferred Stock into shares of Common Stock at any time on or after the closing of the sale of shares of Common Stock in an underwritten public offering pursuant to a registration statement under the Securities Act of 1933 of the United States, as amended, resulting in at least $50 million of gross proceeds to the Company, or the closing by the Company of

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)


a merger or reorganization pursuant to which the Company is not the entity surviving such merger or reorganization. In the event of a liquidation, dissolution or winding up of the Company, Series B Preferred Stockholders will be entitled to an amount equal to $0.10 per share, after payment has been made to Series A Preferred Stockholders. The Company designated and reserved for issuance 50,000 Series B Preferred Stock during the year ended September 30, 2000.

(c)  Share Purchase Warrants

As part of stock financing, the Company has issued 170,957 share purchase warrants pursuant to which the holder is given the right to purchase 170,957 common shares at prices ranging from $0.30 to $1.25 per share. The right to exercise these warrants vests immediately and are exercisable for one year from the date of issuance. All issued warrants have now expired.

(d)  Equity Conversion Right

In consideration for the acquisition of Zed (see Note 3), the Company granted the right to exchange 50,000 Class D preferred shares of Zed for 50,000 Series B preferred shares of InvestAmerica at the option of the vendor. The conversion right has been valued at $22,218,750, the value attributable to the shares as at the date of acquisition.


18.  STOCK BASED COMPENSATION


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

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)




A summary of stock option activity and information concerning currently outstanding and exercisable options is as follows:


                                   Options Outstanding
                              --------------------------------
                                                       Weighted
                              Options       Number of  Average
                              Available      Common    Exercise
                              for Grant      Shares    Price
                             ------------  ----------  ------

Balance, September 30, 1999            -            -       -
Options authorized. . . . .   20,000,000            -       -
Options granted . . . . . .  (10,600,000)  10,600,000    2.69
                             ------------  ----------  ------
Balance, September 30, 2000    9,400,000   10,600,000  $ 2.69
Options granted               (4,105,000)   4,105,000    0.65
                             ------------  ----------  ------
Balance, September 30,2001     5,295,000   14,705,000  $ 2.12
                             ============  ==========  ======

Share-Based  Compensation

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

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)



19.  INCOME TAXES

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2001 are as follows:



                                       September 30, 2001   September 30, 2000
                                       ------------------  -------------------
Deferred income tax assets
   Net operating tax loss carry-forwards       $ 4,424,108         $ 1,599,811
   Book and tax base differences on assets               -               7,050
                                               -----------         -----------
Total deferred income tax assets                 4,424,108           1,606,861
Total deferred income tax liabilities                    -                   -
Valuation allowance for deferred
                income tax assets               (4,424,108)         (1,606,861)
                                               -----------         -----------
Net deferred income tax assets                 $         -         $         -
                                               ===========         ===========

Due to the uncertainty surrounding the realization of the deferred income tax assets in future income tax returns, the Company has a recognized 100% valuation allowance against its deferred income tax assets.

As of September 30, 2001, the Company has tax loss carry-forwards of approximately $4,424,108 available to reduce future years' income for tax purposes. These carry-forward losses expire in 2006.


20.  RELATED PARTY TRANSACTIONS

The Company has a note payable to Ewing Consulting Corp. with a principle balance of $703,275 with accrued interest thereon of $104,509 outstanding at year end.

The Company has another note payable to Ewing Consulting Corp. for $2,534 with accrued interest thereon of $12 outstanding at year end.

The Company has a note payable to Smith Shelf Company Number 15 Ltd. with a principal balance of $3,930,635 with accrued interest thereon of $584,103 outstanding at year end.

The Company repaid Global Futures Corporation a debt of $85,263 consisting of a promissory note of $42,933 and accrued interest of $42,330.

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)


The Company has a note payable to a major shareholder with a principal balance of $366,090 and accrued interest thereon of $54,402. A payment of $80,000 was made to the shareholder in the fourth quarter. The outstanding amount owing to the shareholder at September 30, 2001 is $340,492. The Company made principal repayments of $84,574 and interest payments of $768 to the same shareholder above in respect of loans made during the year.


The Company settled a debt of $2,528,543 to another major shareholder and director by issuance of 5,233,368 common shares at a price of $0.48 per share. The debt consisted of a promissory note of $2,000,000, a shareholder loan of $297,967 and accrued interest of $230,576. The Company settled a shareholder loan of $197,672 with the same shareholder/director by issuance of 1,976,720 common shares at a price of $0.10 per share. The Company settled another shareholder loan of $2,000,000 with the same shareholder/ director by issuance of 336,538 common shares at a price of $5.94 per share. The same shareholder/director owes the Company $502,328 for a private placement to purchase 5,023,280 common shares at a price of $0.10 per share.

The Company owes another shareholder $12,990 at year end for shareholder loans made during the year.

The Company paid a shareholder $15,000 for repayment of loans made during the year.

The Company incurred $12,835 for consulting services provided by a former director during the year. The Company paid $5,000 during the year with an amount of $7,835 outstanding at year end.

21.  RESTATEMENT

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

                                  INVESTAMERICA, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in United States Dollars)




A summary of the significant effects of the restatement is as follows:

                                                   As restated   As previously
                                                                      reported
                                                   -----------   -------------
For the three months ended June 30, 2000:
Operating expenses                                 $   180,015    $   170,116
Net loss                                              (240,015)      (170,116)
Net loss per share - basic and diluted                   (0.00)         (0.01)
Weighted average shares outstanding                114,267,622     16,783,001
For the nine months ended June 30, 2000:
Operating Expenses                                 $ 1,741,226     $ 2,239,091
Forgiveness of Indebtedness                                  -         810,206
Net Loss                                            (1,801,226)     (1,428,885)
Net Loss per share - basic and diluted                   (0.02)          (0.07)
Weighted average shares outstanding                 95,382,808      20,469,073
As of June 30, 2000:
Due to Related Party                               $ 1,456,691     $         -
Notes Payable - Related Party                        2,000,000          21,020
Long Term Debt - Officer                                     -       1,981,621
Additional Paid in Capital                           2,317,877      14,503,905
Accumulated Deficit                                 (1,805,784)    (11,611,446)
Total Stockholders' Equity                             543,560       2,924,027


22.  SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2001, the Company:

i) incurred a debt of $65,188 due to a shareholder of the Company for various loans advanced to the Company. These amounts bear no fixed repayment terms, does not bear interest, and are due on demand.

ii) Entered into a conditional agreement to purchase WiseNet Communications Inc. for $10,000,000 and 20,000,000 common shares.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We made no changes of accountants and had no disagreements during the year.

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

     Our directors, executive officers and other significant employees, their ages, positions held and duration as such, are as follows:


                                                            DATE FIRST
NAME          POSITION HELD WITH THE COMPANY       AGE  ELECTED OR APPOINTED
------------  ------------------------------       --- --------------------

Brian Heard   President,
              Chief Executive Officer and              Appointed to all offices
              Chairman of the Board of Directors   45  May 24,2001
------------  ----------------------------------   --  -----------------
Brian Kitts   Secretary, Treasurer and Director    45  Director since
                                                       October 11, 1997.
                                                       President, Secretary
                                                       and Treasurer since
                                                       October 11, 1999
------------  ----------------------------------   --  -----------------
Neil Wieler  Director of Technology (Optica)       52  March 6, 2000
------------  ----------------------------------   --  -----------------
Merlin D. Mott Systems Engineer and Manager of     28  January 2, 1996
               Technical Services (Zed)
------------  ----------------------------------   --  -----------------

The following is a brief account of the business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Brian Heard - President, Chief Executive Officer and Chairman of the Board of Directors

     Brian Heard is our President, CEO, director and Chairman of our Board of Directors and a founder of Optica. He had previously founded ICN Communications Inc., a Voice over IP startup offering long distance services. Mr Heard has been in the communications industry since 1984.

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

     To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:



                       NUMBER OF    NUMBER OF TRANSACTIONS NOT   FAILURE TO FILE
NAME                 LATE REPORTS   REPORTED ON A TIMELY BASIS   REQUESTED FORMS
-------------------  -------------  ---------------------------  --------------


Doug Smith . . . . .     (2)                                           1(2)
                     -------------  ---------------------------  -------------
Brian Kitts. . . . .     Nil                  Nil                      Nil
                     -------------  ---------------------------  -------------
Brian Heard. . . .   .   1(1)                 Nil                      1(1)
                     -------------  ---------------------------  -------------

Russells Systems Limited  1(2)                Nil                      1(2)
                     -------------  ---------------------------  -------------
Virgil Securities S.A.   1(2)                 Nil                      1(2)
                     -------------  ---------------------------  -------------

(1) The named officer, director or greater than 10% shareholder, as applicable, did not file a Form 3 - Initial Statement of Beneficial Ownership.

(2) The named officer, director or greater than 10% shareholder, as applicable, did not file a Form 5 - Annual Statement of Changes in Beneficial Ownerhsip.

Meetings  and  Committees  of  the  Board  of  Directors

     During the fiscal year ended September 30, 2001, the Board of Directors held six (6) meetings. All of the directors serving on the Board of Directors at the time of each of those meetings attended the meetings. Most of the Board of Directors' actions are conducted by written consent resolution after the directors have discussed the proposed action.


ITEM  10.     EXECUTIVE  COMPENSATION

Summary  of  Compensation  of  Executive  Officers

     The following table summarizes the compensation we paid for the fiscal years ended September 30, 2001, September 30, 2000 and September 30, 1999 to the Chief Executive Officer, the other four most highly compensated executive officers, and up to two additional individuals for whom disclosure would be required but for the fact that the individuals were not serving as an executive officer at the end of September 30, 2000, who received a total annual salary (including bonus) in excess of $100,000.


                                                     LONG TERM           PAY-
                     ANNUAL COMPENSATION            COMPENSATION(1)      OUTS
-------------------------------------------------------------------------------
                                                     SECURITIES
                                             OTHER   UNDER    RESTRICTED
                                             ANNUAL  OPTIONS/ SHARES OR   LTIP
NAME AND PRINCIPAL                           COMPEN- SAR'S    RESTRICTED  PAY-
POSITION             YEAR  SALARY    BONUS   SATION  GRANTED  SHARE UNITS OUTS
-----------------------------------------------------------------------------
Brian Heard         2001  $ Nil       N/A    N/A     N/A        N/A       N/A
President,          2000  $ Nil       N/A    N/A     N/A        N/A       N/A
CEO and Director    1999  $ N/A       N/A    N/A     N/A        N/A       N/A
Lyle Kerr           2001  $80,000(2)  N/A    N/A     N/A        N/A       N/A
General Manager of  2000  N/A         N/A    N/A     N/A        N/A       N/A
Optica              1999  N/A         N/A    N/A     N/A        N/A       N/A

Neil Wieler
Director of         2001  $80,000(2)  N/A    N/A     N/A        N/A       N/A
Technology          2000  N/A         N/A    N/A     N/A        N/A       N/A
Development for     1999  N/A         N/A    N/A     N/A        N/A       N/A
Optica
Jim Duncan          2001  $ 80,000(2) N/A    N/A     N/A        N/A       N/A
Director of
Sales and           2000  N/A         N/A    N/A     N/A        N/A       N/A
Marketing
for Optica.         1999  N/A         N/A    N/A     N/A        N/A       N/A

NAME AND                                                          ALL OTHER
PRINCIPAL                                                      COMPENSATION
POSITION                                                      -------------

Brian Heard                                                            $N/A
President,                                                              N/A
CEO and Director                                                        N/A

Lyle Kerr                                                        $8,000(4)
General Manager of                                                      N/A
Optica                                                                  N/A

Neil Wieler
Director of
Technology                                                       $8,000(4)
Development for                                                         N/A
Optica                                                                  N/A

Jim Duncan                                                       $8,000(4)
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

(2) The salary amounts are paid in Canadian dollars ($120,000 per year) and are stated in approximate US dollar amounts on an annual basis. Lyle Kerr and Jim Duncan ceased to employees on June 30, 2001.

(3) The value of perquisites and other personal benefits, securities and property for the Chief Executive Officer and other executive officers and directors that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus, are not reported herein.

(4)    This $8,000 is paid as a car allowance.

Option Grants in Fiscal 2001

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

     On January 2, 2001, our Board of Directors approved the grant of options to purchase 350,000 shares of our common stock at the exercise price of $0.56 per share (the market price on the date of grant) to Ernst Gemassmer who was a director and Ececutive Vice-President at the time for a 5 year term, vesting monthly over 25 months.


On December 7, 2000, our Board of Directors approved the grant of options to purchase 3,500,000 shares of our common stock at the exercise price of $0.66 per share (the market price on the date of grant) for a 5 year term, vesting monthly over 24 months.

At  December  31,  2001,  none  of  the  options  have  been  exercised.

     There were no grants of stock options or stock appreciation rights made during the fiscal year ended September 30, 2001 to our executive officers and directors except as set out below:

OPTIONS  GRANTED  IN  THE  CURRENT  YEAR
(through September 30, 2001)


             NUMBER OF SHARES    % OF TOTAL                         MARKET
             OF COMMON STOCK    OPTIONS GRANTED    EXERCISE         PRICE
            UNDERLYING OPTIONS  TO EMPLOYEES   OR BASE PRICE  ON DATE EXPIRATION
NAME         GRANTED IN 2000      IN 2000(1)        ($/SHARE)    OF GRANT DATE
--------------------------------------------------------------------------------
Brian Kitts,
Secretary,
Treasurer .                                                      December 7,
and director .        3,500,000       70%  $   0.66  $   0.66       2005
               ----------------  --------   --------- -------    -----------
Ernst Gemassmer, former
Executive Vice . . . .                                             January 2,
President and director  350,000          30%  $   0.56  $   0.56         2006
               ----------------  --------   --------- -------    -----------

(1) The total number of options to purchase shares of our common stock granted to employees, directors, officers and consultants to September 30, 2000 was 5,000,000 options.






For the fiscal year ended September 30, 2000, no stock options or SAR's were exercised by our executive officers.

Director  Compensation

     We did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2001.

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

There was no change of control in the year ending September 30, 2001.

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

                                         AMOUNT AND NATURE OF     PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIAL OWNERSHIP(1)  CLASS (1)
------------------------------------------  -------------------   -------------
Russells Systems Limited(2)
Suite 61, Grosvenor Close
Shirley Street
Nassau, New Providence, Bahamas. . . .      54,040,165                    37%
                                            ----------  ---------------------
Brian Heard (2)
Suite 61, Grosvenor Close
Shirley Street
Nassau, New Providence, Bahamas. . . .      54,040,165                    37%

Virgil Securities S.A.(3)
Suite 61, Grosvenor Close
Shirley Street
Nassau, New Providence, Bahamas. . . . .    10,499,860                     7%
                                            ----------  ---------------------
Douglas Smith,(4)
5104 - 120 Avenue
Edmonton, Alberta, Canada
T5W 1K9. . . . . . . . . . . . . . . . .    16,680,000                    11%
                                            ----------  ---------------------
Brian Kitts,(5)
Secretary, Treasurer and director
2078 Prospector Avenue
Park City, Utah  84060 . . . . . . . . .     4,500,500                     3%
                                            ----------  ---------------------
Neil Wieler (6)
Director of Technology (Optica)
11430 - 75B Avenue
Delta, British Columbia, Canada. . . .         920,000                    Nil
                                            ----------  ---------------------

DIRECTORS AND OFFICERS AS A GROUP(3). .      5,420,000                   3.7%
====================================        ============ ====================

(1) Based on 47,887,543 shares of common stock issued and outstanding as of December 31, 2001 and assuming all preferred stock and stock options are exercised. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. With respect to 5% shareholders, the information for the above table was derived from a registered shareholders list as provided by the transfer agent on December 19, 2000.

(2) Comprised of 54,040,165 common shares issuable upon conversion of 292,109 shares of Series A Preferred Stock, which are immediately convertible. Russells Systems Limited is a Bahamas company whose sole stockholder is a trust. Brian Heard is a beneficiary of the trust but is not a trustee, does not have the right to vote the shares or dispose of the shares, or to terminate the trust. Mr, Heard disclaims beneficial ownership of the shares.


(3) Comprised of 10,499,860 common shares issuable upon conversion of 56,756 shares of Series A Preferred Stock. Virgil Securities S.A. is a Bahamas company whose sole stockholder is a trust. Douglas Smith is a beneficiary of the trust but Mr. Smith is not a trustee, does not have the right to vote the shares or dispose of the shares, or to terminate the trust. Mr. Smith disclaims beneficial ownership of the shares.

(4) Comprised of 15,000,000 common shares issuable upon the conversion of 50,000 shares of Series B Preferred Stock, which are immediately convertible, that are issuable to Mr. Smith (through an affiliate) in exchange for preferred stock of Zed held by an affiliate of Mr. Smith.
See "Changes in Control: The Acquisition of Zed Data Systems Corp.". Also includes 1,680,000 common shares that Mr. Smith may acquire pursuant to stock options that are currently exercisable or exercisable within 60 days. Mr. Smith was granted options to purchase an aggregate of 2,800,000 common shares, which vest at the rate of 112,000 shares per month commencing December 24, 1999. Does not include shares owned by Virgil Securities
S.A., beneficial ownership of which is disclaimed by Mr. Smith. See footnote 3 above.

(5) Includes 1,820,000 common shares that Mr. Kitts may acquire pursuant to stock options that are currently exercisable or exercisable within 60 days. Mr. Kitts was granted options to purchase an aggregate of 1,750,000 common shares, which vest at the rate of 70,000 shares per month commencing December 24, 1999.

(6) Includes 920,000 common shares that Neil Wieler may acquire pursuant to stock options that are currently exercisable or exercisable within 60 days. Mr. Wieler was granted options to purchase 1,000,000 common shares which vest at the rate of 40,000 shares per month commencing March 8, 2000.

(7) Includes 2,740,000 common shares that directors and officers may acquire pursuant to stock options that are currently exercisable or exercisable within 60 days. Does not include shares owned by Russells Systems S.A., beneficial ownership of which is disclaimed by Mr. Heard. See footnote 3 above.


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

(a)  The following documents are filed as part of this report:
     Financial  Statements:

     Consolidated Balance Sheet as at September 30, 2001 and 2000.

     Consolidated Statements of Operations for the years ended September 30, 2001 and 2000.

     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the cumulative period from October 1, 1999 to September 30, 2001.

     Consolidated Statements of Cash Flows for the years ended September 30, 2001 and 2000.

     Summary of Significant Accounting Policies.

     Notes to the Consolidated Financial Statements.

     Exhibits:     Incorporated by reference to the Exhibit Index at the end of this report.

(b)     Reports on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2001.

     INVESTAMERICA,  INC.

     By:  /s/ Brian Heard
     --------------------
          Brian Heard
          Chairman,  President  and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/ Brian Heard          January 15, 2002
     ---------------
     Brian Heard
     Chairman,  President  and
     Chief  Executive  Officer


     /s/ Brian Kitts            January 15, 2002
     ---------------
     Brian Kitts
     Secretary,  Director

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

(3)     Articles  of  Incorporation  and  By-laws

     3.1 Articles of Incorporation of our company (incorporated by reference from our Form 10-SB Registration Statement, filed November 30,
            1999).

     3.2 Bylaws of our company (incorporated by reference from our Form 10-SB Registration Statement, filed November 30, 1999).

     3.3 Amended Articles of Incorporation of our company (incorporated by reference from our Form 10-SB Registration Statement, filed November 30, 1999).

(10)    Material  Contracts

     10.1 1999 Stock Option Plan of our company, as amended (incorporated by reference from our Form S-8 Registration Statement, filed March 15, 2000).